Form 10-K
period 2003-12-31
METROPCS INC
filed 2004-03-26
CIK 1121026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-111470

MetroPCS, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2550006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8144 Walnut Hill Lane Suite 800 Dallas, Texas	75231
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (214) 265-2550

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant is not determinable as such shares were privately placed and there is no public market for such shares.

73,183,556 shares of the registrant’s common stock were outstanding as of December 31, 2003.

MetroPCS, INC.

-i-

CAUTIONARY STATEMENT

REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties. You should not place undue reliance on these statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “anticipate,” “expect,” “plan,” “intend” and similar expressions. We base these statements on assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this annual report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements.

All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events, except as required by law.

PART I

Item 1. Business

General

We are the fastest growing wireless communications provider in the United States, measured by annual percentage growth in customers and revenue. We are also among the fastest growing U.S. wireless communications providers based on percentage growth in adjusted EBITDA. We offer simple, affordable and unlimited wireless voice and data services to the mass market. Currently, we offer our services in the San Francisco, Miami, Atlanta and Sacramento metropolitan areas, which include a total population of 22.6 million people. We launched service in all of our markets in the first quarter of 2002, except for San Francisco which we launched in September 2002. We reported positive adjusted EBITDA and positive net income after four quarters of operations and one million customers after eight quarters of operations. We believe that we reached these growth and profitability milestones significantly faster than any other U.S. wireless carrier and that our highly differentiated service offering will allow us to continue to penetrate our existing markets and drive further growth in profitability. In addition, we believe our unique wireless mobility services can be successfully introduced in new markets, and we continue to assess expansion opportunities in markets that we consider attractive. For the year ended December 31, 2003, we reported revenues of $459.5 million, adjusted EBITDA of $95.5 million and net income of $20.6 million. For information regarding our calculation of adjusted EBITDA, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Reconciliation of Non-GAAP Financial Measures.”

We provide simple-to-use and affordable wireless mobility services to the mass market, which we believe is underserved by traditional wireless carriers. Our service, branded under the “metroPCS” name, allows our customers to place unlimited wireless calls within a local calling area and to receive unlimited calls from any area for a flat monthly rate of $35. For an additional $5 per month our customers may place unlimited long distance calls to any number in the continental United States. We also provide international long distance, caller ID, voicemail, text messaging, camera functions, downloads of ringtones, games and content applications, and other data capabilities and value-added services for additional fees. Our customers pay for our service in advance, eliminating any customer credit exposure, and we do not require a long-term service contract. Our customers average approximately 1,700 minutes of use per month, compared to approximately 655 minutes per month for customers of traditional wireless carriers. We believe that our customers’ average monthly usage also exceeds the average monthly usage for the typical wireline customer. We believe our differentiated service offering sets us apart from traditional wireless carriers and has resulted in our high rates of customer acceptance and industry leading financial performance. We believe that a majority of our customers use us as their primary telecommunications service provider and that we are the sole telecommunications service provider for many of our customers.

Business Strategy

We believe the following components of our business strategy will allow us to continue our rapid, profitable growth:

Capitalize on a Large Underserved Market. We believe there is substantial demand in the United States for our affordable wireless services, as demonstrated by the fact that we have been among the leaders of the U.S. wireless industry in incremental market penetration in every quarter since we launched operations. Historically, approximately 40% of our gross customer additions have been first time wireless customers, while the remainder have switched from traditional wireless carriers. We believe this mix of customer adoption demonstrates that our service is expanding the overall size of the wireless market as well as better meeting the needs of many existing wireless customers.

Offer Affordable Wireless Services. We believe that our fixed price, unlimited service represents an attractive offering to a large segment of the population. Our service results in average per minute usage costs to our customers that are significantly lower than the average per minute rates of other wireless operators. We believe that many prospective customers refrain from subscribing to or extensively using traditional wireless communications services due to high prices or unattractive and confusing calling plans, and that our simple, cost-effective service will allow us to attract many of these customers and continue our rapid growth.

Maintain Our Cost Leadership Position. We are the lowest cost provider of wireless services in the United States, which allows us to offer our services at affordable prices while maintaining cash profit margins per customer that are among the highest in the industry. Our operating strategy, network design, our spectrum portfolio and rapidly increasing scale, together with the population density of our markets, should allow us to continue to maintain our cost leadership position and further reduce our per customer operating costs in the future.

Pursue Expansion into Attractive Markets. We believe the success of our business model can be replicated in markets outside of our existing footprint. While we do not believe that expansion is necessary to meet our future growth and profitability objectives, we expect that attractive expansion opportunities will be available. We will target expansion markets that complement our existing footprint or can be operated as a stand alone cluster with growth and profitability characteristics similar to our existing markets. We may choose to swap a portion of our existing excess spectrum for spectrum in new markets.

Competitive Strengths

We believe our business has many competitive strengths that distinguish us from other wireless carriers and will allow us to successfully execute our business strategy, including:

Highly Differentiated Service Offering. We believe our unlimited mobile service offering represents a unique value proposition for our customers that differs substantially from the offerings of traditional wireless and wireline carriers. Our service is designed to provide mobile functionality while eliminating the gap between traditional wireless and wireline pricing, which we believe stimulates usage of our wireless service and will contribute to driving wireless adoption in our markets to levels comparable to the adoption rates currently experienced in Europe. We also believe that our ability to capture over one million customers to date demonstrates the substantial demand for our service offering.

Cost Leadership Position. Our operating strategy, network design, population density and spectrum position have enabled us to become the lowest cost provider of wireless services in the United States. We believe our rapidly increasing scale will allow us to continue to drive our per customer operating costs down in the future. The average cost per minute of use, or MOU, on our network was 1.1 cents (calculated as cash cost per user, or CCPU, of $18.33 divided by average minutes of use of 1,700) for the three months ended December 31, 2003, compared with 5.9 cents for AT&T Wireless, 6.0 cents for Verizon Wireless and 3.7 cents for Sprint PCS. Our

CCPU per month for the same period was $18.33, compared with $32.40 for AT&T Wireless, $29.46 for Verizon Wireless and $31.00 for Sprint PCS. Our distribution strategy continues to be the most efficient in the industry, resulting in a cost per gross addition, or CPGA, of $87.11 for the three months ended December 31, 2003, compared to the industry average CPGA of $394. For information regarding our calculation of CCPU and CPGA, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Reconciliation of Non-GAAP Financial Measures.” Our cash profit margin per customer as a percentage of our average revenue per customer, for the three months ended December 31, 2003 was 49%, which is among the highest of all U.S. wireless carriers. We believe our industry leading cost position provides us with a sustainable competitive advantage in our markets and will allow us to continue our rapid, profitable growth.

Major Market Focus. Our current service areas include four of the 25 most populous metropolitan areas in the United States: San Francisco, Miami, Atlanta and Sacramento. We believe the high relative population density of our market clusters results in increased efficiencies in network deployment, operating costs and product distribution. Our markets have an average population density of 335 POPs per square mile, over four times the national average. In addition, the population of our markets is growing at an average of 1.5 times faster than the national average and the average household income in our markets is $5,000 above the national average according to the Wireless Telecom Atlas & Databook 2002. Based on these statistics, we believe our market profile is the most attractive profile of any U.S. wireless carrier. We believe significant opportunities exist to expand into other markets with similar characteristics.

State of the Art CDMA Network. We have deployed a 100% code division multiple access radio transmission technology, or CDMA 1XRTT, network in each of our markets that is designed specifically to provide the capacity necessary to satisfy the usage requirements of our customers. CDMA 1XRTT technology provides substantially more voice and data capacity than other commonly deployed wireless technologies and provides us with a network capacity advantage in our markets. Our CDMA 1XRTT network, which provides the most efficient use of spectrum, network currently allows us to rapidly and cost-effectively add network capacity without adding incremental cell sites. We believe that the combination of our network technology, network design and spectrum depth will allow us to efficiently serve the high usage demands of our rapidly growing customer base into the future.

Deep Spectrum Portfolio. We currently hold 30 MHz of spectrum in 13 of the 14 license areas within our four markets even though our business plan requires only 20 MHz of spectrum in our major markets. This excess spectrum provides us with the flexibility to swap or sell up to 10 MHz of spectrum in selected markets to support future expansion or investment initiatives without materially impacting our business plan. For example, in February 2002, we completed our only spectrum sale to date, selling 10 MHz of excess spectrum in our Atlanta market for $290.0 million.

Company History

We were formed in 1994 for the purpose of acquiring and operating PCS licenses as a “small business” under the FCC’s “designated entity” rules. In 1996, we participated in the FCC’s C-Block auctions of PCS spectrum licenses. Although the auctions in which we were declared the high bidder concluded in May 1996, the FCC did not issue the licenses to us until January 1997, by which time the market value of PCS licenses had declined dramatically due to, among other things, the FCC’s intervening auction of licenses in the D-, E- and F-Blocks. In connection with the C-Block auction, each of our 14 license subsidiaries had executed a separate promissory note payable to the FCC in an amount equal to the purchase price of that subsidiary’s FCC license. As a result, we were unable to obtain the financing necessary to service our debt to the FCC and build our networks.

In October 1997, after repeated efforts to obtain a commercially viable restructuring of our debt to the FCC, the subsidiaries in which we hold our FCC licenses each filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In January 1998, we filed our own voluntary Chapter 11 petition, joining our license subsidiaries’ bankruptcy proceedings.

As a result of proceedings commenced in the bankruptcy court, it was determined that, after crediting the $106.0 million we had paid to the FCC as down payments for our licenses, the total amount owed by us to the FCC was $60.0 million. In September 1998, the bankruptcy court confirmed our plan of reorganization and we emerged from bankruptcy in October 1998.

Products and Services

Voice Services. We provide affordable, reliable and high-quality wireless communications services, which consists of two primary pricing plans. Our basic $35 per month service offering allows our customers to place unlimited calls within our calling area and to receive unlimited calls from anywhere in the world. In November 2003, we began to market a $40 per month service offering in all of our markets that allows our customers to place unlimited calls, from our coverage area, to anywhere in the continental United States, and to receive unlimited calls from anywhere in the world. Both plans are paid for in advance and do not require a long-term service contract. Our calling areas extend in most cases beyond the boundaries of our actual license footprint. For example, customers in our San Francisco and Sacramento markets may place unlimited calls to areas throughout Northern California for which our wireline competitors generally would impose toll charges.

Customers on our basic $35 per month plan desiring long distance and international calling service may choose a pre-paid option allowing them to place calls anywhere in the world at favorable rates. Customers on our $40 per month plan who desire international calling service may also choose this pre-paid option for international calling service. Customers who travel outside of their coverage area may roam onto other wireless networks by providing the carrier on those networks with a credit card number, thereby allowing that carrier to bill them directly for their roaming charges. We incur no costs, nor do we receive any revenues, when our customers utilize these third-party roaming services.

Data Services. Our data services include:

•	services provided through BREW development platform, including ringtones, games and content applications;

•	text messaging services, which allow the subscriber to send and receive alphanumeric messages, which can be received, stored and displayed on the handset on demand; and

•	multimedia messaging services, which allow the subscriber to send and receive messages containing photographs.

Custom Calling Features. We offer other custom calling features, including caller ID, call waiting, three-way calling, distinctive ring tones and voicemail.

Advanced Handsets. We sell a variety of handsets manufactured primarily by Nokia, Kyocera, Audiovox, LG and Sony Ericsson for use on our network, including models that provide color screens, camera phones and other features to facilitate digital data transmission. All of the handsets we offer are CDMA 1XRTT compliant.

We continue to evaluate new product and service offerings in order to enhance customer satisfaction and attract new customers. For example, in March 2004, we launched, on a trial basis, a limited usage offering in which customers purchase 250 minutes of local and long distance usage per month for $25 instead of our traditional unlimited usage offerings.

FCC Licenses

Each of our 14 wholly-owned license subsidiaries holds one 30 MHz PCS license, with the exception of one of our subsidiaries, which holds a license for 20 MHz, following the February 2002 sale of 10 MHz of spectrum in our Atlanta market. Six licenses permit wireless operations in the greater San Francisco and Sacramento metropolitan clusters, five permit wireless operations in the Miami metropolitan cluster, and three permit wireless operations in the Atlanta metropolitan cluster. The licenses have an initial term of ten years after the initial grant date (January 1997), and, subject to applicable conditions, may be renewed thereafter. Each FCC license is essential to our ability to operate and conduct our business in the area covered by that license. See “Legislation and Government Regulations.”

On November 26, 2003, we entered into an agreement to acquire four additional 15 MHz PCS licenses to expand our Sacramento market, pending FCC approval.

Markets

Our FCC licenses cover four clusters encompassing the greater metropolitan areas of San Francisco, Miami, Atlanta and Sacramento. We believe our markets are particularly attractive because of their high population densities, high historical and projected population growth rates, favorable business climates and long commuting times relative to national averages. The population of our markets is growing and is expected to continue to grow at an average of 1.5 times faster than the national average for the period of 2001 through 2006.

The following table sets forth information regarding our markets:

	2002 POPs(1)	MHz in Market	2001-2006 Population Growth Rate(1)	Population Density(2)
	(In thousands)
San Francisco Cluster:
San Francisco—Oakland—San Jose	7,375.9	30	1.05%	544
Salinas—Monterey	410.1	30	1.03%	124

Subtotals/Average	7,786.0		1.05%	462
Miami Cluster:
Miami—Fort Lauderdale	4,073.0	30	1.62%	970
West Palm Beach	1,213.6	30	2.02%	439
Fort Myers	654.7	30	2.04%	191
Fort Pierce—Vero Beach	447.9	30	1.86%	274
Naples	268.1	30	3.01%	134

Subtotals/Average	6,657.3		1.81%	475
Atlanta Cluster:
Atlanta	4,612.8	20	2.31%	420
Gainesville	259.4	30	2.53%	159
Athens	214.7	30	1.85%	156

Subtotals/Average	5,086.9		2.30%	364
Sacramento Cluster:
Sacramento	2,059.0	30	1.45%	129
Stockton	619.6	30	1.31%	254
Chico—Oroville	233.4	30	0.96%	79
Yuba City—Marysville	141.9	30	1.09%	114

Subtotals/Average	3,053.9		1.37%	135
Totals/Average	22,584.1		1.60%	335
U.S. Totals/Average	291,248.0		1.06%	82

(1)	Source: Paul Kagan Associates, Inc. Wireless Telecom Atlas & Databook 2002.
(2)	Number of POPs per square mile as of December 31, 2001.

Distribution and Marketing

We offer our wireless services under the “metroPCS” brand both through indirect independent retail outlets and directly to our customers through company-operated retail stores. At December 31, 2003, our distribution outlets included approximately 1,000 indirect retailers and 44 MetroPCS retail locations. Our indirect distribution outlets include a range of local, regional and national mass market retailers and specialty stores. For 2003, approximately 76% of our gross customer additions were added through our indirect distribution outlets. We believe our mix of indirect and direct distribution provides us with the ability to reach the largest number of potential customers in our markets at a low relative cost. We plan to increase our number of indirect distribution outlets and company-operated stores.

We engage in local advertising in order to develop our brand and support our indirect and direct distribution channels. We primarily advertise through radio, cable and local print media. In addition, we believe we have benefited from a significant number of word-of-mouth customer referrals.

Customer Care, Billing and Support Systems

Our strategy of establishing and maintaining our leadership position as a low cost provider, while ensuring high customer satisfaction levels, has led us to pursue several outsourcing solutions to efficiently deliver quality service and support to our customers. We outsource some or all of the following back office and support functions to nationally recognized third-party providers:

•	Customer Care. Our call centers are staffed with professional and bilingual customer service personnel, who are available to assist our customers 24 hours a day, 365 days a year. We also provide automated voice response services to assist our customers with routine information requests. We believe providing quality customer service is an important element in overall customer satisfaction.

•	Billing. We utilize a third party billing platform that enables us to bill and monitor payments from our customers. We offer our customers the option of receiving web-based and short messaging service-based bills as well as traditional paper bills through the mail. We believe our current billing arrangement will provide us with sufficient scale as our business continues to grow.

•	Payment Processing. Customers may pay by credit card, debit card, check or cash. We have over 1,000 locations where our customers who chose to pay cash for their monthly service can make their payments. Many of these locations also serve as distribution points for our services and are therefore conveniently located for our customers to make payments. In addition, customers may make payments at any of the more than 3,000 Western Union locations throughout our markets.

•	Logistics. We outsource the logistics associated with the shipping of handsets to our distribution channels.

Network Operations

We believe that we have deployed the first 100% CDMA 1XRTT network in the United States. We began to build out our network in 2001, shortly after other CDMA carriers began to upgrade their networks to 1XRTT. As a result, we were able to deploy our network with third generation capabilities at a fraction of the cost that was incurred by other carriers to deploy second generation CDMA networks. All of our handsets are CDMA 1XRTT compliant and as a result we receive the full capacity and quality benefits that CDMA 1XRTT provides across our entire network and customer base.

As of December 31, 2003, our network consisted of seven switches at five switching centers and 955 cell sites in operation. A switching center serves several purposes, including routing calls, managing call handoffs, managing access to the public telephone network and providing access to voicemail and other value-added services. Currently, all of our cell sites are co-located, meaning our equipment is located on leased facilities that are owned by third parties who retain the right to lease these facilities to other carriers as well. We utilize our switching centers’ capabilities for around-the-clock monitoring of our network base stations and switches.

Our switches connect to the public telephone network through fiber rings, which facilitate the first leg of origination and termination of traffic between our equipment and both local exchange and long distance carriers. We have negotiated interconnection agreements with our local exchange carriers.

We use third-party providers for long distance services and for backhaul services. Backhaul services are the telecommunications services that other carriers provide to carry our traffic from our cell sites to our switching facilities.

Network Technology

Wireless digital signal transmission is accomplished through the use of various forms of frequency management technology or “air interface protocols.” The FCC has not mandated a universal air interface protocol for wireless PCS systems. Rather, wireless PCS systems operate under one of three principal air interface protocols: code division multiple access, or CDMA; time division multiple access, or TDMA; or global system for mobile communications, or GSM. TDMA and GSM communications are both time division multiple access systems but are incompatible with each other. CDMA is incompatible with both GSM and TDMA systems. Accordingly, a customer of a system that utilizes CDMA technology is unable to use a CDMA handset when traveling in an area not served by a CDMA-based wireless carrier, unless the customer carries a dual- band/dual-mode handset that permits the customer to use the analog cellular system in that area. The same issue applies to users of TDMA or GSM systems.

Our decision to use CDMA was based on several key advantages relative to other digital protocols, including the following:

Higher network capacity. Cellular technology capitalizes on frequency reuse per cell site. CDMA has a reuse of one, meaning that every frequency channel can be used in each cell. TDMA and GSM have a frequency reuse of greater than one, meaning that every frequency channel cannot be reused in a cell. Therefore, CDMA uses the entire frequency in each cell rather than using only a fraction of such frequency as is typically the case with TDMA and GSM technologies. We believe, based on studies by CDMA handset manufacturers, that our implementation of CDMA digital technology will eventually provide system capacity that is approximately seven to ten times greater than that of analog technology and approximately three times greater than that of TDMA and GSM systems, resulting in significant operating and cost efficiencies. Additionally, we believe that CDMA technology provides network capacity and call quality that are superior to that of other wireless technologies.

Longer handset battery life. TDMA and GSM system power control is less stringent by design than CDMA, whereas the power regulating nature of CDMA establishes a communication link with a customer handset at the lowest possible power level suitable for high-quality voice transmission. As a result, while a digital handset using any of the three technologies has a substantially longer battery life than an analog cellular handset, battery life in CDMA handsets can be proportionately extended to provide longer periods between recharges.

Fewer dropped calls. CDMA systems transfer calls throughout the CDMA network using a technique referred to as a soft hand-off, which connects a mobile customer’s call with a new base station while maintaining a connection with the base station currently in use. CDMA networks monitor the quality of the transmission received by multiple base stations simultaneously to select a better transmission path and to ensure that the network does not disconnect the call in one cell unless replaced by a stronger signal from another base station. Analog, TDMA and GSM networks use a hard hand-off and disconnect the call from the current base station as it connects with a new one without any simultaneous connection to both base stations. This characteristic of CDMA results in fewer dropped calls compared to other technologies.

Simplified frequency planning. Frequency planning is the process by which wireless service providers analyze and test alternative patterns of frequency use within their systems to minimize interference and maximize capacity. Currently, TDMA and GSM service providers spend considerable time and money on frequency planning because of the need to reuse frequencies to maximize capacity throughout a network. With CDMA technology, however, the same subset of allocated frequencies can be reused in every cell, substantially reducing the need for costly frequency planning.

Efficient migration path. CDMA 1XRTT technology can be further upgraded, easily and cost effectively, for enhanced voice and data capabilities. The relatively low incremental investment in each step along the migration path is an advantage of this technology. Additional steps can be taken as demand for more robust data services or need for additional capacity develops at relatively modest capital investment levels. Handset compatibility is a primary objective of CDMA 2000, 1XRTT, IS-95A and IS-95B. Therefore, our 1XRTT system supports IS-95A, IS-95B and 1XRTT handsets.

Privacy and security. CDMA uses coding to isolate users, whereas TDMA and GSM use time slots to isolate the users. Furthermore, CDMA uses very long code extending over multiple days, which requires accurate time and code phase knowledge to decode. Therefore, CDMA offers increased privacy and security.

Competition

We compete directly in each of our markets with other wireless providers and with wireline providers as a mobile alternative to traditional landline service. Many of our competitors have substantially greater resources and larger market share than we have, which may affect our ability to compete successfully. In addition, the competitive pressures of the wireless communications industry have caused other carriers to offer service plans with increasingly large bundles of minutes of use at increasingly low prices. These competitive plans could adversely affect our ability to maintain our pricing, market penetration and customer retention. Furthermore, the FCC may pursue policies designed to make available additional spectrum for the provision of wireless services in each of our markets, which may increase the number of wireless competitors we face and enhance the ability of our wireless competitors to offer additional plans and services.

We also compete with companies that use other communications technologies, including paging and digital two-way paging, enhanced specialized mobile radio and domestic and global mobile satellite service. These technologies may have advantages over the technology we use and may ultimately be more attractive to customers. We may compete in the future with companies that offer new technologies and market other services that we do not offer. Some of our competitors do or may offer these other services together with their wireless communications service, which may make their services more attractive to customers. In addition, energy companies, utility companies and cable operators are expanding their services to offer communications services.

Employees

As of December 31, 2003, we had 758 employees. We believe that our relationship with our employees is good. None of our employees is represented by an employee union.

LEGISLATION AND GOVERNMENT REGULATIONS

The wireless communications industry is subject to extensive governmental regulation on the federal level and to varying degrees on the state level. The enactment of the Telecommunications Act of 1996, as amended, has had an effect on many aspects of this regulation. In addition, this regulation currently is the subject of administrative rulemakings and judicial proceedings that are significant to us.

Federal Regulation

The licensing, construction, modification, operation, ownership, sale and interconnection arrangements of wireless communications systems are subject to regulations and policies adopted by the FCC under the Communications Act of 1934, or the Communications Act. These regulations and policies govern, among other things, applications for licenses to construct and operate wireless communications systems, ownership of wireless licenses and the transfer of control or assignment of such licenses, and the ongoing technical and operational requirements under which wireless licensees must operate.

General Licensing Requirements

The FCC awarded PCS licenses for protected geographic service areas called major trading areas, or MTAs, and basic trading areas, or BTAs, which are defined by Rand McNally & Company. Under this scheme, the United States and its possessions and territories are divided into 493 BTAs, all of which are included within 51 MTAs. The FCC has allocated 120 MHz of radio spectrum in the 1.9 GHz band for licensed broadband PCS. The FCC divided the 120 MHz of spectrum into two 30 MHz blocks, known as the A and B blocks, licensed for each of the 51 MTAs, one 30 MHz block, known as the C block, licensed for each of the 493 BTAs, and three 10 MHz blocks, known as the D, E and F blocks, licensed for each of the 493 BTAs, for a total of more than 2,000 licenses. Each PCS license authorizes operation on one of six frequency blocks allocated for broadband PCS.

The FCC has adopted construction benchmarks for PCS licenses. All 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population of their service area within five years, and two-thirds of the population within ten years, of their initial license grants. All 10 MHz and 15 MHz block licensees must provide service to 25% of the service area within five years of their initial license grants, or make a showing of substantial service. While the FCC has granted limited extensions and waivers of these requirements, licensees that fail to meet the coverage requirements may be subject to forfeiture of the license. We have satisfied the initial five-year construction requirements for all of the PCS licenses we currently hold.

The FCC generally grants PCS licenses for terms of ten years that are renewable upon application to the FCC. Near the conclusion of the license term, we must file applications for renewal of licenses to obtain authority to operate for an additional ten-year term. The FCC may revoke our licenses and may deny our license renewal applications for cause after appropriate notice and hearing. The FCC will award a renewal expectancy to us if we meet specific standards of past performance. If we receive a renewal expectancy, it is very likely that the FCC will renew our existing PCS licenses so that they will not become subject to competing applications. The FCC has not yet issued any renewal expectancies for PCS licensees, and has clarified only the basic requirements and process. To receive a renewal expectancy, we must show that we have provided substantial service during our past license term, and have substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines substantial service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license renewal period, subject to a comparative hearing, and the FCC may award the license for the subsequent term to another entity.

The FCC may deny applications for FCC authority, and in extreme cases revoke FCC licenses, if it finds that an entity lacks the requisite character qualifications to be a licensee. In making this determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. We believe there are no activities and no judicial or administrative proceedings in which we are involved that would warrant such a finding by the FCC.

The FCC also regulates a number of other aspects of the wireless business. Federal legislation enacted in 1993 requires the FCC to reduce the disparities in the regulatory treatment of similar mobile services, such as cellular, PCS and enhanced specialized mobile radio, or ESMR, services. Under this regulatory structure, all of our PCS licenses are classified as Commercial Mobile Radio Services, or CMRS, licenses. The FCC regulates CMRS carriers as common carriers, and thus we are subject to many generally applicable common carrier requirements under the Communications Act and FCC rules and regulations. The FCC, however, has exempted cellular and PCS offerings from some typical common carrier regulations, such as tariff and interstate certification filings, thereby allowing us to respond more quickly to our competition in the marketplace. The 1993 federal legislation also preempted state rate and entry regulation.

The FCC permits cellular, broadband PCS, paging and ESMR licensees to offer fixed services on a co-primary basis along with mobile services. This rule may facilitate the provision of wireless local loop service, which involves the use of wireless links to provide local telephone service by CMRS licensees, although the extent of lawful state regulation of such wireless local loop service is undetermined. While we do not presently have a fixed service offering, our network is fully capable of accommodating such a service. We continue to evaluate our service offerings which may include a fixed service plan at some point in the future.

Until April 4, 2005, the FCC requires that a PCS licensee ensure that its operations do not cause interference to incumbent licensees that operate fixed microwave systems within the PCS licensee’s license area. In an effort to balance the competing interests of existing microwave users and newly authorized PCS licensees, the FCC adopted a transition plan to relocate such microwave operators to other spectrum blocks and a cost sharing plan so that if the relocation of an incumbent benefits more than one PCS licensee, the benefiting PCS licensees will share the cost of the relocation. The transition and cost sharing plans expire on April 4, 2005, at which time remaining incumbents in the PCS spectrum will be responsible for their costs to relocate to alternate spectrum locations. We have fulfilled all of the relocation obligations (and related payments) we directly incurred in our PCS markets, and we have ongoing obligations of approximately $3.8 million that are payable to other carriers under cost sharing plans related to microwave relocation in our markets. The FCC allows “designated entities” to pay these shared relocation expenses over the same term as the applicable FCC license for the area. Each of these obligations has a ten-year term, with interest only payments through year six and principal payments commencing in year seven.

Ownership Restrictions

Pursuant to a Report and Order released in December 2001, as of January 1, 2003, the FCC no longer enforces a particular limit on the amount of CMRS spectrum in which an entity may hold an attributable interest. The FCC now engages in a case-by-case review of transactions that would raise concerns similar to those that the CMRS spectrum cap was designed to address. By eliminating a hard cap in favor of the more flexible analysis, we believe the changes adopted by the FCC in the December 2001 Report and Order could further increase the ability of wireless operators to attract capital or to make investments in other wireless operators.

The FCC may prohibit or impose conditions on assignments and transfers of control of licenses. The Communications Act requires prior FCC approval for assignments or transfers of control of any license or construction permit, with limited exceptions. Although we cannot assure you that the FCC will approve or act in a timely fashion upon any future requests for approval of assignments or transfer of control applications that we file, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course. Because an FCC license is necessary to lawfully provide PCS service, if the FCC were to disapprove any such filing our business plans would be adversely affected.

The FCC allows broadband PCS licenses and service areas to be partitioned geographically or disaggregated by bandwidth, with each partitioned or disaggregated license covering a smaller service area and/or less spectrum. Any such partitioning or disaggregation is subject to FCC approval, which cannot be guaranteed. In addition, on May 15, 2003, the FCC adopted a Report and Order to facilitate the development of a secondary market for unused or underused wireless spectrum by imposing less restrictive standards for the transfer and lease of spectrum to third parties. The availability of these options provides us with a flexible alternative to obtain additional spectrum or dispose of excess spectrum, subject to FCC approval and applicable FCC conditions. These alternatives also are available as a means for our competitors to obtain additional spectrum or for new competitors to enter our markets.

FCC rules establish specific ownership requirements for PCS licenses obtained in the C and F block auctions, which are known as the entrepreneur’s block auctions. Our licenses were obtained in the C block auction and thus are subject to these requirements. For the C block auction in which we acquired our licenses, the FCC’s rules permitted entities to exclude the gross revenues and assets of an entity’s non-attributable investors in determining eligibility as a “designated entity” and small business, so long as the licensee employed one of two control group structural options. We elected to meet the 25% control group structural option, which requires that, for the first ten years of the initial license term (which for us will end on January 27, 2007), a licensee have an established group of investors that meet the requirements set forth for the entrepreneur block auctions, hold at least 50.1% of the voting interests of the licensee, have actual and legal control of both the control group and the licensee, and elect or appoint a majority of the licensee’s board of directors. In addition, those qualifying investors are required to hold a percentage of the equity: after the first three years of the license term (which for us ended January 27, 2000), the qualifying investors must collectively retain at least 10% of the equity interests in the licensee. The 10% equity interest may be held in the form of options, provided that these options are exercisable at any time, solely at the holder’s discretion, at an exercise price less than or equal to the current market valuation of the underlying shares at the time of the short-form auction application filing date or, for options issued later, the date such options were issued. Finally, under the 25% control group structural option, no investor or group of affiliated investors that is in the control group may hold more than 25% of the licensee’s overall equity during the initial license term.

Although the ownership requirements applicable to our FCC licenses will expire on January 27, 2007, or the tenth anniversary of the date on which they were granted by the FCC, it is possible that we will acquire additional FCC licenses in the aftermarket that are subject to similar ownership restrictions. Depending on when such licenses were initially granted by the FCC, in order to be eligible to hold such licenses we could be required to continue to comply with the 25% control group structural option beyond January 27, 2007, unless the FCC has approved a different structural option for us.

Although the FCC terminated future application of its control group requirements in August 2000, allowing licensees to qualify as designated entities by meeting alternative controlling interests rules, the FCC held that existing licensees could continue to qualify under the rules in existence at the time they received their licenses. We met and continue to meet the 25% control group structural option. In order to meet the control group requirements, our certificate of incorporation provides that our Class A common stock, as a class, must constitute 50.1% of the aggregate voting power of all classes and series of our capital stock and elect or appoint a majority of our board of directors. In addition, our bylaws provide for restrictions on transfer relating to shares of our capital stock held by investors that are qualifying investors, and our certificate of incorporation includes redemption rights that allow us to redeem shares of our capital stock, as necessary, in order to ensure our continued compliance with the control group structural option rules for the purposes of C block license requirements.

FCC rules also allowed companies to qualify as a designated entity in the 1996 C Block auction where they met the FCC’s definition of a “Publicly Traded Corporation with Widely Dispersed Voting Power.” To qualify for this alternative structural option, a company had to demonstrate that no person or entity:

•	owned more than 15% of the company’s equity;

•	possessed, either directly or indirectly, the power to control the election of more than 15% of the members of the company’s board of directors; or

•	had de facto control over the company.

We intend to request approval from the FCC to adopt this alternative structure without financial penalty after the consummation of this offering. Prior to the consummation of this offering, our certificate of incorporation will be amended to allow us to redeem shares of our capital stock to ensure that we are eligible for this structure.

FCC rules impose specific restrictions on the voluntary assignments or transfers of control of C block licenses. During the first five years of the license term (or until the licensee satisfies the five-year construction benchmark), assignments or transfers of control are permitted, but only to entities that meet specified qualifications, and if the original entity and the assignee or transferee have different entrepreneur or small business qualifications, the assignment or transfer may result in an obligation to make additional payments to the FCC. After the first five years of the initial license term (which for us ended January 27, 2002), voluntary assignments and transfers of control to entities not meeting the eligibility criteria for participation in the entrepreneurs’ block are permitted; however, if a license is being paid for in installments, as ours are, all unpaid principal and accrued interest on the license must be paid to the FCC as a condition of any assignment or transfer of control to a non-qualifying entity.

The Communications Act includes provisions that authorize the FCC to restrict the level of ownership that foreign nationals or their representatives, a foreign government or its representative or any corporation organized under the laws of a foreign country may have in us. The law permits indirect ownership of as much as 25% of our equity without the need for any action by the FCC. If the FCC determines that it is in the best interest of the general public, the FCC may revoke licenses or require an ownership restructuring in the event that such ownership exceeds the statutory 25% benchmark. The FCC generally permits, however, additional indirect ownership in excess of the statutory 25% benchmark where that interest is to be held by an entity or entities from member countries of the World Trade Organization. For investors from countries that are not members of the World Trade Organization, the FCC will determine whether the home country of the foreign investor extends reciprocal treatment called “equivalent competitive opportunities” to United States entities. If these opportunities do not exist, the FCC may not permit investment beyond the 25% benchmark. These restrictions could adversely affect our ability to attract additional equity financing. We have no knowledge that any foreign entity directly or indirectly owns a significant percentage of our capital stock.

General Regulatory Obligations

The Communications Act and the FCC’s rules impose a number of requirements upon PCS licensees. These requirements, which are summarized below, could increase our costs of doing business.

We are obligated to pay annual regulatory fees and assessments to support the FCC’s regulation of the wireless industry, as well as fees necessary to support federal universal service programs, number portability, regional database costs, centralized administration of telephone numbering, telecommunications relay service for the hearing-impaired and application filing fees.

The FCC has adopted requirements for CMRS providers to implement basic and enhanced 911, or E-911, services. These services provide state and local emergency service providers with the ability to better identify and locate callers using wireless services, including callers using special devices for the hearing impaired. Our obligations to implement these services occur in stages, and on a market-by-market basis as emergency service providers request the implementation of E-911 services within their locales. In June 2002, the FCC extended the deadlines for meeting some of these requirements, specifically the Phase II capabilities whereby emergency service providers receive the 911 caller’s geographic location until March 1, 2003 at the earliest (the actual date for implementing this capability in any given locale will be based on the readiness of public safety agencies to participate in E-911 services). We are currently constructing facilities to implement these capabilities in several markets, although we do not currently know whether we will be able to meet all of the requirements imposed by the FCC, whether some additional relief from these regulations will be required, or whether the FCC would grant such relief if we request that it do so. Absent a waiver, failure to comply with the FCC’s E-911 requirements could subject us to significant penalties. The extent to which we are required to deploy E-911 services will affect our capital spending obligations. The FCC in 1999 amended its rules to eliminate a requirement that carriers be compensated for E-911 costs and expand the circumstances under which wireless carriers may be required to offer E-911 services. Federal legislation enacted in 1999 may limit our liability for uncompleted 911 calls to a degree commensurate with wireline carriers in our markets.

Federal law also requires PCS carriers to provide law enforcement agencies with capacity to support lawful wiretaps and technical capabilities for wiretaps. Federal law also requires compliance with wiretap-related record-keeping and personnel-related obligations. Maintaining compliance with these wireless 911 and law enforcement wiretap requirements may create additional capital obligations for us to make necessary system upgrades.

Because the availability of telephone numbers is dwindling, the FCC has adopted number pooling rules that govern the way in which telephone numbers generally are allocated. At present, number pooling is only mandatory within the wireline rate centers in which we have drawn numbers and which are located in counties that are included in the top 100 MSAs as defined by the FCC’s rules. Our markets are partially or wholly contained within the top 100 MSAs. We have expended capital preparing for number pooling in these markets as well as preparing to support the roaming of pooled numbers into our markets. The FCC also has authorized states to initiate limited numbering administration to supplement federal requirements. Some of the states in which we provide service have been so authorized.

In addition, the FCC has ordered all carriers, including wireless carriers, to adopt a method for providing customers with telephone number portability, or the ability to keep their telephone numbers when they change telecommunications carriers, either wireless to wireless or, in some instances, wireline to wireless, and vice versa. Under these local number portability rules, a CMRS carrier located in one of the top 100 MSAs must have the technology in place to allow its customers to port their telephone numbers when they switch to a new carrier. Outside of the top 100 MSAs, CMRS carriers that receive a request to allow end users to port their telephone numbers must be capable of doing so within six months after receiving the request or within six months of November 24, 2003, whichever is later. In addition, all CMRS carriers have been required since November 24, 2002 to support roaming nationwide for customers with ported or pooled numbers. These number portability requirements are likely to result in added capital expenditures for us to make necessary system changes.

FCC rules provide that all local exchange carriers must enter into mutual compensation arrangements with CMRS carriers for the exchange of local traffic, whereby each carrier compensates the other for local traffic that carrier terminates that originated on the other carrier’s network. Local traffic for purposes of the reciprocal compensation arrangement between local exchange carriers and CMRS carriers is defined as intra-MTA traffic, and thus the FCC’s reciprocal compensation rules apply to any local traffic originated by a CMRS carrier and terminated by a local exchange carrier within the same MTA and vice versa, even if such traffic is inter-exchange. While these rules provide that local exchange carriers may not charge CMRS carriers for facilities used by CMRS carriers to terminate local exchange carriers’ traffic, local exchange carriers may charge CMRS carriers for facilities used for transit purposes to carry CMRS carrier traffic to a third carrier. FCC rules provide that incumbent local exchange carriers must exchange local traffic with CMRS carriers at rates based on the FCC’s costing rules if the CMRS carrier so requests; such rates are set by state public utility commissions applying the FCC’s rules. Some competitive (non-incumbent) local exchange carriers have claimed a right under existing FCC rules to impose unilateral charges on CMRS carriers for the termination of such carriers’ traffic, based at above-cost rates, and have argued that they have no obligation to negotiate mutual compensation arrangements or to pay CMRS carriers for traffic transmitted indirectly over another carrier’s transit facilities. There are petitions for declaratory ruling pending at the FCC that these carriers’ positions and related practices are contrary to law and relevant FCC precedent. The FCC also is currently considering changes to local exchange carrier-CMRS interconnection and other so-called intercarrier compensation schemes, and the outcome of the proceeding may affect the manner in which CMRS carriers are charged or compensated for such traffic. We have generally been successful in negotiating arrangements with carriers with which we exchange traffic; however, our business could be adversely affected should the rates some carriers charge us for terminating our customers’ traffic ultimately prove to be higher than anticipated.

The FCC has adopted rules that require interstate communications carriers, including PCS carriers, to “make an equitable and non-discriminatory contribution” to a Universal Service Fund, or USF, that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. We have made such payments, as the FCC has required. The FCC recently initiated a rule making proceeding in which it solicits public comment on ways of reforming both the manner by which it assesses carrier contributions to the USF and the way in which carriers may recover their costs from customers. Effective April 1, 2003, the FCC prospectively forbade carriers from recovering from customers as USF charges their administrative costs associated with administering the universal service assessments that carriers are required to pay. The FCC’s new rules require that carriers’ USF recovery charges to customers may not exceed the assessment rate that the carrier pays times the proportion of interstate telecommunications revenue on the bill. We are working diligently to comply with these new requirements. They may have an effect on our ability to recover our administrative costs for administering our participation in the program.

Wireless carriers may be designated as eligible telecommunications carriers, or ETCs, and may receive universal service support for providing service to customers that use wireless service in high cost areas. Other wireless carriers operating in states where we operate have obtained or applied for ETC status. Such other carriers’ receipt of universal service support funds may affect our competitive status in a particular market, by allowing our competitors to offer service at a lower rate. We are currently contemplating whether and where to apply for this designation in the various jurisdictions in which we provide wireless services to qualifying high cost areas. If such payments are made available to us, they would be an additional source of revenue to us that could be used to support the service we provide in the high cost areas.

PCS carriers are exempt from the obligation to provide equal access to interstate long distance carriers. However, the FCC has the authority to impose rules to require unblocked access through carrier identification codes or 800/888 numbers, so that PCS customers are not denied access to the long distance carrier of their choosing, if the FCC determines that the public interest so requires. Our customers have access to alternative long distance carriers using toll-free numbers.

FCC rules also impose restrictions on a telecommunications carrier’s use of customer proprietary network information, or CPNI, without prior customer approval, including restrictions on the use of information related to a customer’s location. We believe that our current marketing approach is consistent with FCC rules on CPNI, and do not foresee new costs or limitations on our existing practices as a result of FCC rules in that area.

Telecommunications carriers are required to make their services accessible to persons with disabilities and the FCC’s rules implementing these requirements are in effect. These rules generally require service providers to offer equipment and services that are accessible to and usable by persons with disabilities, if readily achievable, and to comply with complaint/grievance procedures for violations of these provisions. These rules are largely untested and are subject to interpretation through the FCC’s complaint process. While much of the focus of these rules is on the manufacture of equipment, we could be subject to the imposition of costly new requirements and, if found to have violated the rules, be subject to fines as well. As a related matter, on July 10, 2003, the FCC adopted an order requiring digital wireless phone manufacturers and wireless service providers (including us) to take steps to ensure the availability of digital wireless phones that are compatible with hearing aids, which may increase our costs for handsets we sell.

The FCC has determined that interexchange, or long distance, service offerings of CMRS providers are subject to rate averaging and rate integration requirements of the Communications Act. Rate averaging requires us to average our intrastate long distance CMRS rates between rural and high cost areas and urban areas. The FCC has delayed implementation of the rate integration requirements with respect to wide area rate plans pending further reconsideration of its rules, and has delayed the requirement that CMRS carriers integrate their rates among CMRS affiliates. Other aspects of the FCC’s rules have been vacated by the United States Court of Appeals for the District of Columbia Circuit, and are subject to further consideration by the FCC. There is a pending proceeding in which the FCC will determine how integration requirements apply to CMRS offerings, including single rate plans. To the extent that we offer services subject to these requirements, our pricing flexibility is reduced, and we cannot assure you that the FCC will decline to impose these requirements on us.

Antenna structures used by us and other wireless providers are subject to the FCC’s rules implementing the National Environmental Policy Act and the National Historic Preservation Act. Under these rules, any structure that may significantly affect the human environment or that may affect historic properties may not be constructed until the wireless provider has filed an environmental assessment and obtained approval from the FCC. Processing of environmental assessments can delay construction of antenna facilities, particularly if the FCC determines that additional information is required or if there is community opposition. In addition, several environmental groups unsuccessfully have requested changes in the FCC’s environmental processing rules, challenged specific environmental assessments as inadequate to meet statutory requirements and sought to have the FCC conduct a comprehensive assessment of the environmental effects of antenna tower construction. On February 13, 2003, several of these groups filed a petition with the United States Court of Appeals for the District of Columbia Circuit seeking to force the FCC to modify its environmental processing rules to address issues under the Migratory Bird Treaty Act. Although the parties have filed briefs, there is no schedule for court action on this petition. On May 1, 2003, the FCC announced its intent to develop a strategic plan to address environmental and historic preservation issues, but the FCC did not indicate when it will take action to adopt or implement this plan.

State, Local and Other Regulation

The Communications Act preempts state or local regulation of the market entry of, or the rates charged by, any CMRS provider, which include cellular telephone service and PCS providers. The FCC denied the petitions of eight states to continue their rate regulation authority, including authority over cellular operators. As a practical matter, we are free to establish rates and offer new products and service with a minimum of state regulatory requirements. The states in which we operate maintain nominal oversight jurisdiction, primarily focusing upon prior approval of acquisitions and transfers of licenses and resolution of customer complaints. However, states may continue to regulate “other terms and conditions” of wireless service, and a number of state authorities have initiated actions or investigations of various wireless carrier practices. The outcome of these proceedings is uncertain and could require us to change our marketing practices and ultimately increase state regulatory authority over the wireless industry. State and local governments are also permitted to manage public rights of way and can require fair and reasonable compensation from telecommunications carriers, including PCS providers, so long as the compensation required is publicly disclosed by the government.

The location and construction of our PCS antennas and base stations and the towers we lease on which such antennas are located are subject to FCC and Federal Aviation Administration regulations and are subject to federal, state and local environmental regulation, as well as state or local zoning, land use and other regulation. Before we can put a system into commercial operation, we must obtain all necessary zoning and building permit approvals for the cell site and microwave tower locations. The time needed to obtain zoning approvals and requisite state permits varies from market to market and state to state. Likewise, variations exist in local zoning processes. Additionally, any proposed site must comply with the FCC’s environmental rules. If zoning approval or requisite state permits cannot be obtained, or if environmental rules make construction impossible or infeasible on a particular site, our network design might be adversely affected, network design costs could increase and the service provided to our customers might be reduced.

We cannot assure you that any state or local regulatory requirements currently applicable to our systems will not be changed in the future or that regulatory requirements will not be adopted in those states and localities, which currently have none. Such changes could impose new obligations on us that would adversely affect our operating results.

Future Regulation

From time to time, federal or state legislators propose legislation and federal or state regulators propose regulations that could affect us, either beneficially or adversely. We cannot assure you that federal or state legislation will not be enacted, or that regulations will not be adopted or actions taken by the FCC or state regulatory authorities that might affect our business adversely. Changes such as the allocation by the FCC of additional radio spectrum for services that compete with our business could affect our operating results adversely.

Item 2. Properties

We maintain our executive offices in Dallas, Texas, and regional offices in Alameda, California; Sunrise, Florida; Norcross, Georgia; and Folsom, California. We also operate 48 retail stores throughout our markets. All of our facilities are leased.

Item 3. Legal Proceedings

From time to time, we are involved in litigation that we consider to be in the normal course of business. We are not party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

On November 30, 2003, the stockholders of MetroPCS approved Amendment No. Four to our Sixth Amended and Restated Certificate of Incorporation pursuant to an action by written consent of stockholders. Written consents for this action were received from the holders of (i) 3,405,722 shares of Series D preferred stock, which represented 97% of the shares of Series D preferred stock entitled to vote on the action and (ii) 52,227,478 shares of capital stock, which represented 71% of the shares of capital stock entitled to vote on the action.

PART II

Item	5. Market Price for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common equity.

As of December 31, 2003, we had 180 shares of Class A common stock outstanding held by two beneficial owners, 7,817,570 shares of Class B common stock outstanding held by approximately 23 beneficial owners and 65,365,806 shares of Class C common stock outstanding held by approximately 94 beneficial owners.

We have never declared or paid a cash dividend on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions, including our financial condition and results of operations, contractual restrictions, business prospects and other factors that the board of directors considers relevant. Our ability to pay dividends is restricted by the terms of the indenture governing our senior notes and may be restricted by the terms of future indebtedness.

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 with respect to shares of our common stock that may be issued under our 1995 stock option plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plan Approved by Shareholders (1)	20,691,747	$0.91	3,951,253

Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	20,691,747	$0.91	3,951,253

(1)	Consists of our amended and restated 1995 stock option plan.

Information Regarding Equity Compensation Plans Approved by Stockholders

MetroPCS, Inc. 1995 Stock Option Plan. Our amended and restated 1995 stock option plan provides for the grant of options to acquire shares of our common stock. Options may be granted to our employees, directors and consultants. The maximum number of shares of common stock that may be issued under our stock option plan is currently 24,643,000 shares of common stock, subject to adjustments upon specified corporate events, and also subject to automatic adjustments to the extent necessary to comply with any applicable regulations or rules of the FCC. In the discretion of the compensation committee, the exercise price for options may be less than, equal to or greater than the fair market value of the underlying common stock on the option grant date. Options shall have such exercise and other terms as may be established by the compensation committee, but may not be granted for terms greater than 15 years. Our stock option plan also provides that the compensation committee may, with the consent of the affected option holders, reprice outstanding options or cancel and regrant options on such terms as it deems appropriate.

Recent Sales of Unregistered Securities

Set forth below is a listing of all sales of securities by MetroPCS during the past three years that were not registered under the Securities Act of 1933:

Series D convertible preferred stock Between July 2000 and December 2003, we issued 3,500,947 shares of our series D preferred stock in multiple closings, for an aggregate sales price of $350,094,700. These transactions were undertaken in reliance upon the exemptions from the registration requirements of the Securities Act of 1933 afforded by Rule 506 of Regulation D promulgated thereunder, as transactions involving only accredited investors. We believe that exemptions other than the foregoing exemption may exist for these transactions. Each share of Series D preferred stock is converted into Class C common stock upon the event of (i) the completion of a qualified public offering, as defined in the agreement, (ii) our Class C common stock trades on a national securities exchange for a period of 30 consecutive trading dates above a price that implies a market valuation of the Series D preferred stock in excess of twice the initial purchase price of the Series D preferred stock, or (iii) 66 2/3% of holders of the Series D preferred stock provide written notice to MetroPCS stating the Series D preferred stock is to be converted into Class C common stock. The Series D preferred stock is convertible into Class C common stock at $4.70 per share, which per share amount is subject to adjustment in accordance with the terms of the certificate of designations relating to the Series D preferred stock. If not previously converted, we are required to redeem all outstanding shares of Series D preferred stock on July 17, 2015, at the liquidation preference of $100 per share plus accrued but unpaid dividends.

1995 stock option plan. Since March 25, 2001, (i) 856,850 shares of our Class B common stock have been purchased by our employees through the exercise of outstanding options under our 1995 stock option plan for an aggregate sales price of $91,679.52 and (ii) 144,726 shares of our Class C common stock have been purchased by our employees through the exercise of outstanding options under our 1995 stock option plan for an aggregate sales price of $340,106.10. These transactions were undertaken in reliance upon the exemptions from the registration requirements of the under Securities Act of 1933 afforded by Rule 701 promulgated thereunder, as transactions involving the offer and sale of securities pursuant to compensatory benefit plans and contracts related to compensation. We believe that exemptions other than the foregoing exemption may exist for these transactions.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial and other data as of and for the years ended December 31, 1999, 2000, 2001, 2002 and 2003. We derived our selected consolidated financial data as of December 31, 2002 and 2003 and for each of the three years in the period ended December 31, 2003 from our consolidated financial statements, which were audited by PricewaterhouseCoopers LLP and are included elsewhere in this report. We derived our consolidated financial data as of December 31, 2001 from the consolidated financial statements, which were audited by PricewaterhouseCoopers LLP. We derived our selected consolidated financial data as of December 31, 1999 and 2000 from our consolidated financial statements, which were audited by Arthur Andersen LLP. You should read the selected consolidated financial and other data in conjunction with “Capitalization,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, included elsewhere in this report.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Service revenues	$—	$—	$—	$102,137	$370,920
Equipment revenues	—	—	—	23,458	88,562

Total revenues	—	—	—	125,595	459,482

Operating expenses:
Cost of service (excluding depreciation included below)	—	—	—	61,881	118,335
Cost of equipment	—	—	—	100,651	155,084
Selling, general and administrative expenses (excluding non-cash compensation)	3,170	3,411	27,963	55,515	90,556
Non-cash compensation	1,002	1,222	1,455	1,115	7,379

	Year Ended December 31,
	1999	2000	2001	2002		2003
	(Dollars in thousands, except per share data)
Depreciation and amortization	8	3	208	21,394		41,900
(Gain) loss on sale of assets (1)	—	—	—	(278,956	)(1)	333

Total operating expenses	4,180	4,636	29,626	(38,400)		413,587

Income (loss) from operations	(4,180)	(4,636)	(29,626)	163,995		45,895

Other (income) expense:
Interest expense	15,261	16,142	10,491	6,805		11,254
Interest income	(67)	(169)	(2,046)	(964)		(1,061)
(Gain) loss on extinguishment of debt	—	—	7,109	—		(603)

Total other (income) expense	15,194	15,973	15,554	5,841		9,590

Income (loss) before income taxes and cumulative effect of change in accounting principle	(19,374)	(20,609)	(45,180)	158,154		36,305
Provisions for income taxes	—	—	—	(19,087)		(15,665)
Income (loss) before cumulative effect of change in accounting principle	(19,374)	(20,609)	(45,180)	139,067		20,640
Cumulative effect of change in accounting, net of tax	—	—	—	—		(74)
Net income (loss)	(19,374)	(20,609)	(45,180)	139,067		20,566
Accrued dividends on Series C preferred stock	(400)	(422)	—	—		—
Accrued dividends on Series D preferred stock	—	(195)	(4,963)	(10,838)		(18,749)

Net income (loss) applicable to common stock	$(19,774)	$(21,226)	$(50,143)	$128,229		$1,817

Income (loss) per share:
BASIC
Income (loss) per share before cumulative effect of change in accounting principle	$(0.43)	$(0.38)	$(0.72)	$1.13		$0.01
Cumulative effect per share of change in accounting principle, net of tax	—	—	—	—		—
Net income (loss) per share—basic	(0.43)	(0.38)	(0.72)	1.13		0.01
DILUTED
Income (loss) per share before cumulative effect of change in accounting principle	$(0.43)	$(0.38)	$(0.72)	$0.85		$0.01
Cumulative effect per share of change in accounting principle, net of tax	—	—	—	—		—
Net income (loss) per share—diluted	(0.43)	(0.38)	(0.72)	0.85		0.01
Other Financial and Operating Data (GAAP):
Net cash provided by (used in) operating activities	$(9,884)	$(9,463)	$(32,401)	$(64,523)		$109,618
Net cash provided by (used in) investing activities	(669)	(15,093)	24,183	(73,494)		(137,321)
Net cash provided by financing activities	10,420	31,015	41,708	157,066		201,951
Cash used for capital expenditures	669	93	133,604	212,305		117,212

Other Financial and Operating Data (Non-GAAP):
Adjusted EBITDA (2)	(3,170)	(3,411)	(27,963)	(92,452)		95,507
Adjusted EBITDA margin (3)	—	—	—	—		20.8%

	As of December 31,
	1999	2000	2001	2002		2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,719	$9,178	$42,668	$61,717		$235,965
Property and equipment, net	995	98	169,459	353,360		482,965
Total assets	108,296	126,520	324,010	562,922		902,494
Total debt, net of unamortized discount	79,697	81,251	48,548	50,850		195,795

(1)	In February 2002, we sold 10 MHz of excess spectrum in our Atlanta market resulting in a pre-tax gain of $279.0 million.
(2)	Adjusted EBITDA represents net income (loss) before non-cash compensation, depreciation and amortization, (gain) loss on sale of assets, interest expense, interest income, (gain) loss on extinguishment of debt, provision for income taxes and cumulative effect of change in accounting principle. We believe that adjusted EBITDA provides meaningful additional information concerning a company’s operating results and its ability to service its long-term debt and other fixed obligations and to fund its continued growth. Many financial analysts consider adjusted EBITDA to be a meaningful indicator of an entity’s ability to meet its future financial obligations, and they consider growth in adjusted EBITDA to be an indicator of future profitability, especially in a capital-intensive industry such as wireless communications. You should not construe adjusted EBITDA as an alternative to net income or cash flows from operating activities as determined in accordance with generally accepted accounting principles, or GAAP, or as a measure of liquidity. Because adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures of other companies. The following table reconciles adjusted EBITDA to net income (loss) as determined in accordance with GAAP for the periods indicated:

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Calculation of Adjusted EBITDA:
Net income (loss)	$(19,374)	$(20,609)	$(45,180)	$139,067	$20,566
Add back non adjusted EBITDA items included in net income (loss):
Non-cash compensation	1,002	1,222	1,455	1,115	7,379
Depreciation and amortization	8	3	208	21,394	41,900
(Gain) loss on sale of assets	—	—	—	(278,956)	333
Interest expense	15,261	16,142	10,491	6,805	11,254
Interest income	(67)	(169)	(2,046)	(964)	(1,061)
(Gain) loss on extinguishment of debt	—	—	7,109	—	(603)
Provision for income taxes	—	—	—	19,087	15,665
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	74

Adjusted EBITDA	$(3,170)	$(3,411)	$(27,963)	$(92,452)	$95,507

(3)	Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by total revenues.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a wireless communications provider that offers digital wireless service in the San Francisco, Miami, Atlanta and Sacramento metropolitan areas. We initiated the commercial launch of our service in our Miami, Atlanta and Sacramento markets in the first quarter of 2002, and in our San Francisco market in September 2002. The year 2003 was the first full year of operations in all of our four markets. We sell products and services to customers through our 48 company-owned retail stores as well as through relationships with indirect retailers. We primarily offer two monthly calling plans to our customers. One plan provides customers with unlimited calling within the regional area for $35 per month; the other plan provides customers with unlimited calling to anywhere within the continental United States for $40 per month. We also provide international long distance, caller ID, voicemail, text messaging, camera functions, downloads of ringtones, games and content applications, and other data capabilities and value-added services for additional fees. In 2002, we offered one handset to customers for $149. Our offering of handsets has grown and as of December 31, 2003 we offered five different handsets priced from $129 to $219. As of December 31, 2003, we had approximately 976,899 customers.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. You should read this discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this report. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuations, deferred income taxes, and the impairment of long-lived and indefinite-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our wireless services are provided on a month-to-month basis and are paid in advance. We recognize revenues from wireless services as they are rendered. Amounts received in advance are recorded as deferred revenue. Disenabling service for non-payment is known as hotlining. We do not recognize revenue on hotlined customers. In connection with their audit of our financial statements for the year ended December 31, 2003, our independent accountants reported a material weakness in our internal controls over revenue reporting. See “Item 9A. Controls and Procedures.”

Revenues and related costs from the sale of accessories are recognized at the point of sale. The cost of handsets sold to indirect retailers are included in deferred charges until they are sold to and activated by customers. Amounts due from indirect retailers for handsets are recorded as deferred revenue upon shipment by us and are recognized as equipment revenues when service is activated by customers and right of return lapses. Customers have the right to return handsets within a specified time or usage, whichever occurs first. Of the total paid by the customer for the activation, we record an activation fee of $15, which, since July 1, 2003, is recognized as revenue at the time service is activated.

Beginning July 1, 2003, we implemented EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” prepared by the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB. EITF 00-21 requires us to allocate amounts charged to customers between the sale of handsets and the sale of wireless telecommunication services on a relative fair value basis. In most cases, this has resulted in all amounts collected from the customer for the activation of the handset being allocated to the sale of the handset. As a result of this treatment, activation fees included in the consideration at the time of sale are recorded as handset revenue. Prior to the adoption of EITF 00-21, we had deferred activation fee revenue and amortized these revenues over the average life of our customers. The existing deferred revenue at July 1, 2003 is being amortized over the average life of our customers. On October 1, 2003, we changed the estimated average customer life from 25 months to 14 months, based on historical disconnect rates, resulting in an activation revenue of $5.1 million in the fourth quarter of 2003 over amounts that would have been recognized using the prior estimated average life.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our indirect retailers to pay for equipment purchases. If the financial condition of a material portion of our indirect retailers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value or replacement cost based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required.

Deferred Income Taxes

We assess our deferred tax asset and record a valuation allowance, when necessary, to reduce our deferred tax asset to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period we made that determination.

We establish reserves when, despite our belief that our tax returns are fully supportable, we believe that certain positions may be challenged and ultimately modified. We adjust the reserves in light of changing facts and circumstances. Our effective tax rate includes the impact of reserve positions and changes to reserves that we consider appropriate. A number of years may elapse before a particular matter for which we have established a reserve is finally resolved. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution. The tax reserves are presented on the balance sheet in other long term liabilities.

Impairment of Long-Lived Assets and Indefinite Lived Assets

We assess the impairment of long-lived assets, other than indefinite-lived intangible assets, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results or significant changes in the manner of use of the assets or in the strategy for our overall business. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When we determine that the carrying value of a long-lived asset is not recoverable, we measure any impairment based upon a projected discounted cash flow method, without interest, using a discount rate we determine to be commensurate with the risk involved.

Our primary indefinite-lived intangible assets are our FCC licenses. We test investments in our FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that our FCC licenses may be impaired. The impairment test consists of a comparison of the fair value with the carrying value. We segregate our FCC licenses by regional market for the purpose of performing the impairment test as each geographical region is uniquely different.

Valuation of Common Stock

Historically, we have assessed the value of our common stock at the end of each reporting period for the purpose of determining stock compensation on variable stock options. This valuation was also used to determine deferred compensation, if any, on non-variable stock option awards granted in the period. Factors we considered were recent sales of stock to third parties, enterprise valuation ranges provided by third parties, the liquidation preference of our outstanding preferred stock, significant milestones achieved in the business, as well as the overall economic climate of the wireless industry.

Customer Recognition and Disconnect Policies

When a new customer subscribes to our service, the first month of service and an activation fee is included with the handset purchase. Under GAAP, we are required to allocate a portion of the purchase price to each of the handset, the first month of service and the activation fee. Generally, the amount allocated to the handset will be less than our cost, and this difference is included in cost per gross addition, or CPGA. We recognize new customers as gross additions upon activation of service. We offer our customers the MetroPCS Promise, which allows a customer to return a newly purchased handset for a full refund prior to the earlier of seven days or 60 minutes of use. Customers who return their phones under the MetroPCS Promise are reflected as a reduction to gross additions. Customers’ monthly service payments are due in advance every month. Our customers must pay their monthly service amount by the payment date or their handset will be disenabled, or hotlined, and the customer will not be able to make or receive calls on our network. There is no service grace period. Any call attempted by a hotlined customer is routed directly to our interactive voice response system and customer service center in order to arrange payment. If the customer pays the amount due within 30 days of the original payment date then his handset is unhotlined and service is restored. If a hotlined customer does not pay the amount due within 30 days of the payment date the account is disconnected and counted as churn. Once an account is disconnected, upon reactivation, we charge a $15 reconnect fee to reestablish service and the revenue associated with this fee is deferred and recognized over the estimated life of the customer.

Revenues

We derive our revenues from the following sources:

Service. We sell wireless personal communications services. The various types of service revenues associated with wireless communications services for our customers include monthly recurring charges for airtime, monthly recurring charges for optional features (including voicemail and text messaging) and charges for long distance service. Service revenues also include intercarrier compensation and non-recurring activation service charges to customers to the extent not allocated to handset revenue. See “—Critical Accounting Policies and Estimates—Revenue Recognition.”

Equipment. We sell wireless personal communications handsets and accessories that are used by our customers in connection with our wireless services. This equipment is also sold to indirect retailers to facilitate distribution to our customers.

Costs and Expenses

Our costs and expenses include:

Cost of Service. The major components of our cost of service are:

•	Variable Long Distance. We pay charges to other communications companies for long distance service provided to our customers. These variable charges are based on our customers’ usage, applied at pre-negotiated rates with the long-distance carriers.

•	Intercarrier Compensation. We pay charges to other communications companies for their transport and termination of calls originated by our customers and destined for customers of other networks. These variable charges are based on our customers’ usage and generally applied at pre-negotiated rates with other carriers, although some carriers have sought to impose such charges unilaterally. Historically, these charges have been declining on a per minute basis and we expect them to continue to decline, due principally to competitive pressures and new technologies.

•	Cell Site Costs. We incur expenses for the rent of towers, network facilities, engineering operations, field technicians and related utility and maintenance charges.

Cost of Equipment. We purchase personal communications handsets and accessories from third-party vendors to resell to our customers and indirect retailers in connection with our services. We subsidize the sale of handsets to encourage the sale and use of our services. We do not manufacture any of this equipment.

Selling, General and Administrative Expenses. Our selling expense includes advertising and promotional costs associated with capturing new customers and fixed charges such as store rent and retail associates’ salaries. General and administrative expense includes support functions including, customer care, billing, technical operations, finance, accounting, human resources, information technology and legal services.

Non-cash Compensation. We record compensation expense associated with employee stock options issued below estimated fair market value at the date of grant. In addition, we record compensation expense at the end of each reporting period with respect to our variable stock options. These amounts are included as a component of selling, general and administrative expenses.

Depreciation and Amortization. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are ten years for network infrastructure assets, three to seven years for office equipment, which includes computer equipment, and three to seven years for furniture and fixtures. Leasehold improvements are amortized over the term of the respective leases or the estimated useful life of the improvement, whichever is shorter.

Interest Expense and Interest Income. Interest expense consists of interest on our FCC notes based on an estimated fair market borrowing rate at the time of issuance, of which 6.5% is paid in cash, and interest on our senior notes. Interest income is earned primarily on our cash and cash equivalents.

Income Taxes. As a result of our operating losses and additional depreciation available under federal tax law in 2002 and 2003, we have paid no federal income tax to date. In addition, we have paid an immaterial amount of state income tax to date.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Summary 2002 and 2003 Operating and Financial Information

Non-GAAP Measures:	2002	2003	Change
Customers
End of year	513,484	976,899	90%
Net additions for the year	513,484	463,415	(10%)

Churn
Average monthly rate	4.4%	4.6%	5%
ARPU	$39.17	$37.68	(4%)
CPGA	158.50	99.86	(37%)
CCPU	36.49	17.82	(51%)
Adjusted EBITDA	(92,452)	95,507	*

GAAP Measures:
Revenues	(In thousands)
Service revenues	$102,137	$370,920	263%
Equipment revenues	$23,458	$88,562	278%
Cost of service (excluding depreciation included below)	$61,881	$118,335	91%
Cost of equipment	$100,651	$155,084	54%
Selling, general and administrative expenses (including non-cash compensation)	$56,630	$97,935	73%
Depreciation and amortization	$21,394	$41,900	96%
Net income	$139,067	$20,566	(85%)

*	Not meaningful.

Customers. Net customer additions were 463,415 for the year ended December 31, 2003, bringing our total customers to 976,899 as of December 31, 2003, an increase of 90% over the customer total as of December 31, 2002. This increase was primarily due to the timing of our commercial launch and the continued demand for our service offering.

Churn. The rate of customer turnover, or churn, was 4.6% and 4.4% for the years ended December 31, 2003 and 2002, respectively. Churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the average number of customers during that period.

Average Revenue Per User. Average revenue per user, or ARPU, was $37.68 and $39.17 for the years ended December 31, 2003 and 2002, respectively. ARPU represents (a) service revenues less activation revenues and E-911 charges for the measurement period, divided by (b) the average number of customers during such period. For more detail regarding our calculation of ARPU, refer to “—Reconciliation of Non-GAAP Financial Measures” below. The $1.49, or 3.8%, decrease in ARPU was primarily the result of an increase in customers that did not pay for service while in hotlined status.

Revenues. Total revenues increased $333.9 million, or 266%, to $459.5 million for the year ended December 31, 2003 from $125.6 million for the year ended December 31, 2002.

Service revenues increased $268.8 million, or 263%, to $370.9 million for the year ended December 31, 2003 from $102.1 million for the year ended December 31, 2002. The increase was primarily attributable to the timing of the commercial launch of our four markets and the increase in our number of customers. We launched service in our Miami market in January 2002, in our Atlanta and Sacramento markets in February 2002, and in our

San Francisco market in September 2002. We launched commercial operations on the west coast of southern Florida in October 2003. In addition, on October 1, 2003, we changed the estimated average customer life from 25 months to 14 months, based on historical disconnect rates, resulting in an increase in activation revenue of $5.1 million in the fourth quarter of 2003 over amounts that would have been recognized using the prior estimated average life.

Equipment revenues increased $65.1 million, or 278%, to $88.6 million for the year ended December 31, 2003 from $23.5 million for the year ended December 31, 2002. The increase was primarily attributable to our offering a broader line of higher priced handsets beginning in 2003 and upgrade sales to our existing customers. In 2002, handset sales were limited to one model principally to new customers.

Cost of Service. Cost of service increased $56.5 million, or 91%, to $118.3 million for the year ended December 31, 2003 from $61.9 million for the year ended December 31, 2002. The increase was primarily attributable to the timing of the commercial launch of our four markets and the increase in our number of customers, which resulted in a $16.0 million increase in interconnect fees, a $12.9 million increase in call center expenses, and a $7.8 million increase in billing expenses. The remaining increase came from increased cell site rental payments resulting from network expansion, increased long distance costs due to additional long distance call volume and increased engineering costs related to the expansion and maintenance of our wireless network.

Cost of Equipment. Cost of equipment increased by $54.4 million, or 54%, to $155.1 million for the year ended December 31, 2003 from $100.7 million for the year ended December 31, 2002. The increase was primarily attributable to increased volume and our offering a broader line of higher priced handsets beginning in 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $41.3 million, or 73%, to $97.9 million for the year ended December 31, 2003 from $56.6 million for the year ended December 31, 2002. Selling expenses increased by $17.6 million as a result of increased sales and marketing activities, including increased advertising expenses of $8.6 million aimed at growing our customer base. General and administrative expenses increased by $23.8 million primarily as a result of additional staffing due to the growth of our business, the recognition of an additional $6.3 million in non-cash compensation expense, and a $5.8 million increase in transaction fees on bank accounts and credit cards.

Cost Per Gross Addition. Cost per gross addition, or CPGA, was $99.86 and $158.50 for the years ended December 31, 2003 and 2002, respectively. The $58.64, or 37%, decrease was primarily the result of spreading customer acquisition costs over a larger customer base and lower handset subsidies. CPGA is calculated by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less activation revenues and equipment revenues associated with transactions with new customers during the measurement period by (b) gross customer additions during such period. Equipment costs for handsets sold to existing customers, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. For more detail regarding our calculation of CPGA, refer to “—Reconciliation of Non-GAAP Financial Measures” below.

Cash Cost Per User. Cash cost per user, or CCPU, was $17.82 and $36.49 for the years ended December 31, 2003 and 2002, respectively. The $18.67, or 51%, decrease was primarily the result of spreading operating costs over a larger customer base. CCPU is calculated by dividing (a) cost of service plus general and administrative expenses (less non-cash compensation), plus equipment costs associated with transactions with existing customers, less selling expenses for new customers and E-911 charges by (b) the average customers for the respective periods. For more detail regarding our calculation of CCPU, refer to “—Reconciliation of Non-GAAP Financial Measures” below.

Adjusted EBITDA. Adjusted EBITDA increased $188.0 million to $95.5 million for the year ended December 31, 2003 from an adjusted EBITDA deficit of $92.5 million for the year ended December 31, 2002. The increase was primarily the result of customer and revenue growth and spreading operating costs over a larger customer base. For more details regarding the calculations of adjusted EBITDA, refer to “—Reconciliation of Non-GAAP Financial Measures” below.

Depreciation and Amortization. Depreciation and amortization expense increased $20.5 million, or 96%, to $41.9 million for the year ended December 31, 2003 from $21.4 million for the year ended December 31, 2002. The increase related primarily to the increase in network assets in service due to the timing of the commercial launch of our four markets. In-service base stations and switching equipment increased by $123.4 million during the year ended December 31, 2003. In addition, we had 142 more cell sites in service at December 31, 2003 than at December 31, 2002. We expect depreciation to continue to increase due to the additional cell sites and switches that we plan to place in service to meet future customer growth and usage.

Interest Expense. Interest expense increased $4.5 million, or 65%, to $11.3 million for the year ended December 31, 2003 from $6.8 million for the year ended December 31, 2002. The increase was primarily attributable to additional interest on our $150.0 million of 10¾% senior notes issued at the end of the third quarter of 2003.

Net Income. Net income decreased $118.5 million, or 85%, to $20.6 million for the year ended December 31, 2003 from $139.1 million for the year ended December 31, 2002. Net income for the year ended December 31, 2002 included a $279.0 million ($245.3 million after tax) gain on the sale of spectrum in our Atlanta market.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Summary 2001 and 2002 Financial Information

	2001	2002	Change
	(In thousands)
GAAP Measures:
Selling, general and administrative expenses (including non-cash compensation)	$29,418	$56,630	93%
Depreciation and amortization	$208	$21,394	*
Net income (loss)	$(45,180)	$139,067	*

*	Not meaningful.

Revenues. Total revenues were $125.6 million for the year ended December 31, 2002. We were a development stage company until our commercial launch in January 2002; therefore, we had no revenues in 2001.

Service revenues were $102.1 million for the year ended December 31, 2002. Our customer base grew to approximately 513,000 customers at December 31, 2002. ARPU was $39.17 for the year ended December 31, 2002.

Equipment revenues were $23.5 million for the year ended December 31, 2002. We did not sell handsets or other products prior to 2002.

Cost of Service. Cost of service was $61.9 million for the year ended December 31, 2002. We had no cost of service in 2001.

Cost of Equipment. Cost of equipment was $100.7 million for the year ended December 31, 2002. We did not sell handsets or other products prior to 2002; therefore, we had no cost of equipment in 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $27.2 million, or 93%, to $56.6 million for the year ended December 31, 2002 from $29.4 million for the year ended December 31, 2001. Selling expenses were $26.5 million in 2002, compared to no selling expenses in 2001. General and administrative expenses were $30.1 million in 2002, which included made up of additional staffing due to the timing of the launch of our business. General and administrative expenses in 2001 were $29.4 million, which included $9.5 million primarily related to build-out activities, which prior to commercial launch were classified in general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense was $21.4 million for the year ended December 31, 2002, compared to $0.2 million for the year ended December 31, 2001. The increase related primarily to depreciating wireless network assets for the switches and cell sites put into operation during 2002, along with depreciating furniture and equipment purchased for our offices and retail stores.

Interest Expense and Interest Income. Interest expense decreased $3.7 million, or 35%, to $6.8 million for the year ended December 31, 2002 from $10.5 million for the year ended December 31, 2001. This decrease resulted from a reduction of a portion of our FCC notes following our sale of spectrum in 2002 and the settlement of notes to an equipment vendor in the third quarter of 2001. Interest income was $1.0 million for the year ended December 31, 2002, as compared to $2.0 million for the year ended December 31, 2001. This decrease was due to a decline in interest rates on our short-term investments as well as lower average cash balances.

Net Income. Net income was $139.1 million for the year ended December 31, 2002, as compared to a net loss of $45.2 million for the year ended December 31, 2001. Net income for the year ended December 31, 2002 included a $279.0 million ($245.3 million after tax) gain on the sale of spectrum in our Atlanta market.

Liquidity and Capital Resources

The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs, debt service and financing fees and expenses. We estimate that our aggregate capital expenditures for 2004 will be approximately $210 million. We believe our cash on hand and cash generated from operations will be sufficient to meet the projected capital requirements for our existing businesses for the foreseeable future. Although we estimate that these funds will be sufficient to finance our continued growth, we may have additional capital requirements, which could be substantial, for future network upgrades and advances in new technology.

Existing Indebtedness. As of December 31, 2003, we had $195.8 million of total indebtedness, consisting of $150.0 million principal amount of our senior notes, $46.8 million face amount of our FCC notes, which are recorded net of unamortized original issue discount of $4.8 million, and $3.8 million of obligations to other wireless carriers for the cost of clearing microwave links in areas covered by our licenses.

Historical Cash Flow. As of December 31, 2003, we had $236.0 million in cash and cash equivalents, as compared to $61.7 million at December 31, 2002. Cash provided by operating activities was $109.6 million during the year ended December 31, 2003 as a result of our net income of $20.6 million and $70.1 million of non-cash charges consisting primarily of depreciation and amortization, deferred expenses, accretion of interest and non-cash compensation, and $18.9 million of cash provided by changes in working capital. Cash used in investing activities was $137.3 million during the year ended December 31, 2003, primarily relating to capital expenditures associated with increasing the capacity of our network. We will continue to upgrade our network capacity and service quality to support our anticipated customer growth and satisfy competitive requirements. Cash provided by financing activities was $202.0 million during the year ended December 31, 2003, primarily relating to the net proceeds from the sale of our senior notes of $144.5 million and the sale of our Series D preferred stock of $65.5 million.

As of December 31, 2002, we had $61.7 million in cash and cash equivalents, as compared to $42.7 million in cash and cash equivalents at December 31, 2001. Cash used in operating activities was $64.5 million during the year ended December 31, 2002 as a result of our net income of $139.1 million, $37.5 million of cash provided by changes in working capital and $37.9 million of non-cash charges consisting primarily of depreciation and amortization, deferred income taxes, accretion of interest, and non-cash compensation, offset by a $279.0 million gain resulting from our sale of spectrum, the proceeds of which are included in investing cash flows. Cash used by investing activities was $73.5 million during the year ending December 31, 2002, primarily relating to capital expenditures associated with our network build-out, offset by $141.2 million of proceeds on our sale of spectrum. Cash provided by financing activities was $157.1 million during the year ended December 31, 2002, primarily relating to proceeds from the sale of our preferred stock.

Cash used in operating activities was $32.4 million during the year ended December 31, 2001 as a result of our net loss of $45.2 million and $0.8 million of cash used in changes in working capital, offset by $13.6 million consisting primarily of loss on extinguishment of debt, depreciation and amortization, accretion of interest and non-cash compensation. Cash provided by investing activities was $24.2 million during the year ending December 31, 2001, primarily relating to an advance associated with our sale of spectrum that ultimately closed in 2002, offset by capital expenditures associated with our network build-out. Cash provided by financing activities was $41.7 million during the year ended December 31, 2001, primarily relating to proceeds from the sale of our preferred stock.

We have realized significant increases in cash flows from operating activities and adjusted EBITDA during 2003 as the scale of our business and the size of our customer base have grown. While we believe that our current business will continue to generate increasing cash flows from operating activities and adjusted EBITDA in the long-term, accelerated near-term growth could adversely affect operating cash flows and adjusted EBITDA as a result of the costs required to attract new customers, including handset subsidies and increased advertising and marketing expenses. As a result of our growth strategy, our cash flows from operating activities and adjusted EBITDA for 2004 may decline as compared to recent historical periods.

Contractual Obligations and Commercial Commitments

The following table provides aggregate information about our contractual obligations as of December 31, 2003. See note 8 to our consolidated financial statements included elsewhere in this report.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations	(In thousands)
Long-term debt, including current portion and interest	$200,588	$13,362	$29,453	$4,252	$153,521
Interest paid in cash	136,035	19,092	35,455	32,791	48,697
Operating leases	172,885	29,337	58,220	39,083	46,245

Total cash contractual obligations	$509,508	$61,791	$123,128	$76,126	$248,463

Inflation

We believe that inflation has not affected our operations materially.

Qualitative and Quantitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading, speculative or hedging purposes. Our outstanding indebtedness bears interest at fixed rates.

Effect of New Accounting Standards

In July 2001, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

We are subject to asset retirement obligations associated with our cell site operating leases, which are subject to the provisions of SFAS No. 143. Cell site lease agreements may contain clauses requiring restoration of the leased site at the end of the lease term, creating an asset retirement obligation. Landlords may choose not to exercise these rights as cell sites are considered useful improvements. In addition to cell site operating leases, we have leases related to switch site, retail, and administrative locations subject to the provisions of SFAS No. 143. We adopted SFAS No. 143 on January 1, 2003.

In November 2002, the EITF of the FASB reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The sale of wireless service with an accompanying handset constitutes a revenue arrangement with multiple deliverables. We adopted the provisions of this consensus for revenue arrangements entered into beginning after July 1, 2003. We have elected to apply the accounting provisions of EITF 00-21 on a prospective basis beginning July 1, 2003. As a result, we allocate amounts charged to customers between the sale of handsets and the sale of wireless telecommunication services on a relative fair value basis. In most cases, this results in all amounts collected from the customer upon activation of the handset being allocated to the sale of the handset. As a result of this treatment, activation fees included in the consideration at the time of sale are recorded as handset revenue. Prior to the adoption of EITF 00-21, we had deferred activation fee revenue and amortized these revenues over the average life of our customers. The existing deferred revenue at July 1, 2003 continues to be amortized.

Reconciliation of Non-GAAP Financial Measures

We utilize certain financial measures that are not calculated in accordance with GAAP to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. A brief description of the calculation of each measure is included where the particular measure is first discussed. Our method of computation may or may not be comparable to other similarly titled measures of other companies. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.

Adjusted EBITDA

	Year Ended December 31,
	2001	2002	2003
	(In thousands)
Net income	$(45,180)	$139,067	$20,566
Add back non adjusted EBITDA items included in net income (loss):
Non-cash compensation	1,455	1,115	7,379
Depreciation and amortization	208	21,394	41,900
(Gain) loss on sale of assets	—	(278,956)	333
Interest expense	10,491	6,805	11,254
Interest income	(2,046)	(964)	(1,061)
Gain on extinguishment of debt	7,109	—	(603)
Provision of income taxes	—	19,087	15,665
Cumulative effect of change in accounting principle, net of tax	—	—	74

Adjusted EBITDA	$(27,963)	$(92,452)	$95,507

Adjusted EBITDA represents net income before non-cash compensation, depreciation and amortization, (gain) loss on sale of assets, interest expense, interest income, gain on extinguishment of debt, provision for income taxes and cumulative effect of change in accounting principle. We believe that adjusted EBITDA provides meaningful additional information concerning a company’s operating results and its ability to service its long-term debt and other fixed obligations and to fund its continued growth. Many financial analysts consider adjusted EBITDA to be a meaningful indicator of an entity’s ability to meet its future financial obligations, and they consider growth in adjusted EBITDA to be an indicator of future profitability, especially in a capital-intensive industry such as wireless communications. You should not construe adjusted EBITDA as an alternative to net income or cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity. Because adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures of other companies.

Average Revenue per User (ARPU)

	Year Ended December 31,
	2002	2003
	(In thousands, except average number of customers and ARPU)
Service revenues	$102,137	$370,920
Less: Activation revenues	(3,018)	(14,410)
E-911 charges	—	(5,823)

Net service revenues	$99,119	$350,687

Divided by: Average number of customers	210,881	775,605

ARPU	$39.17	$37.68

We believe ARPU, which calculates the average service revenue billed to an individual customer, is a useful measure to evaluate our per customer service revenue realization and to assist in forecasting our future service revenues. ARPU excludes activation revenues and E-911 charges.

Cost per Gross Addition (CPGA)

	Year Ended December 31,		Three Months Ended December 31, 2003
	2002	2003
	(In thousands, except gross customer additions and CPGA)
Selling expenses	$26,526	$44,076	$13,564
Less: Activation revenues	(3,018)	(14,410)	(7,728)
Less: Equipment revenues	(23,458)	(88,562)	(27,008)
Plus: Equipment revenue not associated with new customers	578	17,150	8,334
Plus: Cost of equipment	100,651	155,084	44,917
Less: Equipment costs not associated with new customers	(2,050)	(24,030)	(11,373)

Gross addition expenses	$99,229	$89,308	$20,706

Divided by: Gross customer additions	626,050	894,348	237,689

CPGA	$158.50	$99.86	$87.11

We believe CPGA is a useful measure to assess the efficiency of our distribution strategy, validate the initial capital invested in our customers and determine the number of months to recover our customer acquisition costs. This measure also provides a gauge to compare our average acquisition costs per new customer to that of other wireless communications providers.

Cash Cost per User (CCPU)

	Year Ended December 31,		Three Months Ended December 31, 2003
	2002	2003
	(In thousands, except average number of customers and CCPU)
Cost of service	$61,881	$118,335	$35,196
Plus: Equipment costs associated with transactions with existing customers	2,050	24,030	11,373
Plus: Selling, general and administrative expenses	56,630	97,935	33,916
Less: Selling expenses	(26,526)	(44,076)	(13,564)
Less: Non-cash compensation	(1,115)	(7,379)	(6,695)
Less: E-911 charges	—	(5,823)	(1,719)
Less: Equipment revenues associated with transactions with existing customers	(578)	(17,150)	(8,334)

Total	$92,342	$165,872	$50,173

Divided by: Average number of customers	210,881	775,605	912,621

CCPU	$36.49	$17.82	$18.33

We believe CCPU is a useful measure to determine our operating efficiency and per-customer profitability and to gauge our customer costs in relation to those of other wireless communications providers.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading, speculative or hedging purposes. Our outstanding indebtedness bears interest at fixed rates.

Item 8. Financial Statements and Supplementary Data

The information required by this item is included in Part IV, Item 15(a)(1) and are presented beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chairman of the Board of Directors and our Vice President of Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President, Chief Executive Officer and Chairman of the Board of Directors and our Vice President of Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Subsequent to the end of the period covered by this report, our Vice President of Finance and Chief Financial Officer became our Vice President of Business Development and our Vice President, Controller and Interim Chief Financial Officer became our principle financial and accounting officer. Our Vice President, Controller and Interim Chief Financial Officer has reviewed our disclosure controls and procedures and concurs that such controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected our internal control over financial reporting.

In connection with their audit of our financial statements for the year ended December 31, 2003, our independent accountants reported a material weakness in our internal controls over revenue reporting. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud, in amounts that would be material in relation to the financial statements being audited, may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Our customers pay for our wireless services in advance, and we recognize wireless service revenues only as the services are rendered; amounts received in advance are recorded as deferred revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” Since our process and methodology to record deferred revenue requires detailed reconciliations between our billing system and our general ledger, which we perform manually, the process is subject to error and relies on certain management estimates. This issue may become more significant as our business expands and our product offering becomes more complex.

We have taken steps to improve the capabilities and reliability of our financial and accounting systems. Beginning in June 2003, we undertook to develop a methodology for the proper reconciliation of deferred revenue and the related accounts receivable and revenue accounts, and we continue to evaluate and enhance this procedure. In addition, in January 2004, we added a Director of Revenue Accounting who has several years of relevant experience with revenue and billing systems. We also have added a senior staff position whose job focus is to understand and document the processes, capabilities and reporting of the billing system and our accounting processes related thereto. Moreover, we continually evaluate the opportunity to automate the interfaces between systems and to reduce the risk of manual errors.

Notwithstanding the steps we have taken to address these issues, we cannot assure you that we will be successful in remediating the material weakness reported by our independent accountants, or that we will be able to do so without additional capital expenditures to upgrade or replace our billing and accounting systems. Moreover, we may not be able to obtain the view of our independent accountants on whether we have successfully remediated this weakness until our independent accountants conduct their audit of our financial statements for the year ending December 31, 2004, which will not be completed until early 2005. If we are not able to remediate this weakness, we may not be able to detect in a timely manner misstatements that could occur in our financial statements in amounts that may be material.

PART III

Item 10. Directors and Executive Officers of the Registrant

The executive officers and directors of MetroPCS, and their ages as of March 19, 2004, are as follows:

Name	Age	Position
Roger D. Linquist	65	President, Chief Executive Officer, Secretary and Chairman of the Board of Directors
Malcolm M. Lorang	70	Vice President and Chief Technical Officer
Dennis G. Spickler	52	Vice President of Business Development
Robert A. Young	53	Executive Vice President, Market Operations
J. Braxton Carter	45	Vice President of Corporate Operations
Herbert “Chip” Graves, IV	48	Vice President and General Manager, San Francisco
Albert S. Loverde	64	Vice President and General Manager, Georgia
Corey A. Linquist	42	Vice President and General Manager, Sacramento
Frank J. Bell	49	Vice President and General Manager, Florida
Phillip R. Terry	43	Vice President of Corporate Marketing
Michael N. Lavey	46	Vice President, Controller and Interim Chief Financial Officer
C. Boyden Gray	61	Director
Harry F. Hopper, III	50	Director
Joseph T. McCullen, Jr.	69	Director
Arthur C. Patterson	60	Director
John Sculley	64	Director
James F. Wade	48	Director

Roger D. Linquist co-founded our company and has served as our President, Chief Executive Officer, Secretary and a director since our inception. In 1989, Mr. Linquist founded PageMart Wireless (now Metrocall), a U.S. paging company. He served as PageMart’s Chief Executive Officer from 1989 to 1993, and as Chairman from 1989 through March 1994, when he resigned to form MetroPCS, Inc. Prior to founding PageMart, Mr. Linquist was Chief Executive Officer of PacTel Personal Communications (which later became AirTouch) and of Communications Industries, covering the time period from 1982 to 1989. Prior to 1982, Mr. Linquist was a management consultant with McKinsey & Co. and held various management positions with Texas Instruments. Mr. Linquist served as a director of PageMart from June 1989 to September 1997, and was a founding director of the Cellular Telecommunications and Internet Association. Mr. Linquist was an executive officer of MetroPCS, Inc. when it initiated its bankruptcy proceedings in October 1997. Mr. Linquist is the father of Corey A. Linquist, our Vice President and General Manager, Sacramento, and the father-in-law of Phillip R. Terry, our Vice President of Corporate Marketing.

Malcolm M. Lorang co-founded our company and has served as our Vice President and Chief Technical Officer since our inception. Mr. Lorang has a broad background in radio frequency communications systems and systems engineering, most recently serving as Vice President of Engineering for PageMart Wireless from 1989 to 1994. Mr. Lorang has authored numerous patents, including patents in the radio frequency communications systems area, and was involved in the development and testing of military applications for spread spectrum technology upon which CDMA is based. Mr. Lorang’s experience includes positions with Magnavox Research Laboratories from 1957 to 1972, and Texas Instruments from 1972 to 1988 as a senior design engineer and member of its technical staff. Mr. Lorang was an executive officer of MetroPCS, Inc. when it initiated its bankruptcy proceedings in October 1997.

Dennis G. Spickler became our Vice President of Business Development in March 2004. Previously, Mr. Spickler served as our Vice President of Finance and Chief Financial Officer from September 1996 through March 2004. Prior to joining our company, he served as Vice President, Chief Financial and Information Technology Officer for PrimeCo Personal Communications from its inception in March 1995 through September 1996. Prior to joining PrimeCo, Mr. Spickler served in various management positions for Bell Atlantic including Managing Director, Mergers and Acquisitions from April 1991 to March 1995, and Vice President, Financial Operations for

Bell Atlantic TriCon Leasing from 1988 to 1991. Mr. Spickler also served as General Manager—External Reporting and Professional Accounting Matters for Bell Atlantic and prior to that was an Audit Manager for Coopers & Lybrand (now PricewaterhouseCoopers LLP). Mr. Spickler was an executive officer of MetroPCS, Inc. when it initiated its bankruptcy proceedings in October 1997.

Robert A. Young joined us as Executive Vice President, Market Operations in May 2001. Previously, Mr. Young served as President of the Great Lakes Area of Verizon Wireless from February 2001 until April 2001, and as President of Verizon Wireless Messaging Services (previously known as AirTouch Paging) from April 2000 until January 2001. Prior to joining Verizon Wireless, Mr. Young held various positions with PrimeCo Personal Communications, including Vice President—Customer Care from April 1998 until April 2000, President—Independent Region from October 1997 until October 1998, and Vice President/General Manager—Houston from May 1995 until September 1997. He also chaired PrimeCo’s Information Technology Steering Committee and was a member of its Senior Leadership Team.

J. Braxton Carter joined us as Vice President of Corporate Operations in February 2001. Prior to joining our company, Mr. Carter was Chief Financial Officer and Chief Operating Officer of PrimeCo PCS, the successor entity of PrimeCo Personal Communications formed in March 2000. He held various senior management positions with PrimeCo Personal Communications, including Chief Financial Officer and Controller, from 1996 until March 2000. Mr. Carter also has extensive senior management experience in the retail industry and spent 10 years in public accounting.

Herbert “Chip” Graves, IV joined us as Vice President and General Manager, San Francisco in March 2002. Prior to joining our company, Mr. Graves was employed by Sprint PCS, during which time he served as Area Vice President for Northern California from August 1998 until September 2000, and as Area Vice President for Southern California from September 2000 until March 2002.

Albert S. Loverde joined us as Vice President and General Manager, Georgia in July 1996. Prior to joining our company, Mr. Loverde served as Director of Engineering for PriCellular Wireless from February 1995 to July 1996, as Director of Marketing at Haddcomm International from January 1995 to March 1995, and as Vice President and General Manager for Sterling Cellular from August 1990 to January 1995. Mr. Loverde also spent 25 years at Bell Laboratories in various positions. Mr. Loverde was an executive officer of MetroPCS, Inc. when it initiated its bankruptcy proceedings in October 1997.

Corey A. Linquist became our Regional Vice President and General Manager, Sacramento in January 2001. Previously, Mr. Linquist was Director of Strategic Planning for our company, a position he held since our inception in July 1994. Prior to joining us, Mr. Linquist served in a similar position at PageMart Wireless. Mr. Linquist is the son of Roger D. Linquist, our President, Chief Executive Officer, Secretary and Chairman of our Board of Directors.

Frank J. Bell joined us as Vice President and General Manager, Florida in June 2001. Prior to joining our company, Mr. Bell was Area Vice President of Florida for Sprint PCS from February 1998 to March 2001. During his 16 years in the wireless industry, Mr. Bell has held various senior management positions with Pactel/AirTouch Paging and Dial Page.

Phillip R. Terry became our Vice President of Corporate Marketing in December 2003. Previously, Mr. Terry served as our Staff Vice President for Product Management and Distribution Services from April 2002 to December 2003, and as our Director of Field Distribution from April 2001 to April 2002. Prior to joining us, Mr. Terry was employed by WebLink Wireless where he was the Corporate Director of Carrier Services from January 1998 to March 2001, Southwest Regional Vice President from January 1995 through December 1997 and Area Vice President for Dallas/Fort Worth from January 1990 through December 1994. Mr. Terry is the son-in-law of Roger D. Linquist, our President, Chief Executive Officer, Secretary and Chairman of our Board of Directors.

Michael N. Lavey joined us as Vice President and Controller in January 2004 and was appointed Interim Chief Financial Officer in March 2004. Prior to joining our company, Mr. Lavey served from May 2002 to November 2003 as Vice President – Controller for VarTec Telecom, a nationwide provider of long distance and local telephone service. Previously, Mr. Lavey served as Vice President – Corporate Controller for Excel Communications from January 2000 until its acquisition by VarTec in April 2002. Prior to joining Excel, Mr. Lavey held various management positions with BancTec, including Vice President – Enterprise System Strategy from May 1996 to January 2000, Vice President and Controller – North American Operations from March 1995 to May 1996, and Treasurer from March 1994 to March 1995.

C. Boyden Gray, a director of our company since January 1997, served as Counsel to President George Bush from 1989 to 1993. From 1981 to 1988, he served in many capacities, including Counsel to then-Vice President Bush. In addition to his service to President Bush, he has been a partner at the law firm of Wilmer Cutler Pickering LLP since 1976, providing advice on a range of regulatory matters with emphasis on telecommunications, antitrust, food and drug and environmental issues. He also serves as a director of four other privately held companies. Mr. Gray was a director of MetroPCS, Inc. when it initiated its bankruptcy proceedings in October 1997.

Harry F. Hopper, III, a director of our company since May 2001, has been a managing member of Columbia Capital or its affiliates since 1994. Columbia Capital is a venture capital firm with an investment focus on communications services, media, network infrastructure and software. Mr. Hopper is currently a member of the board of directors of Affinity Internet and was formerly a director of DSL.Net, Equinix and Pegasus Communications Inc. as well as a number of privately held companies.

Joseph T. McCullen, Jr., has been a director of our company since May 2001 and previously from December 1995 until November 2000. He has served as a Managing Director of McCullen Capital, a venture capital and advisory firm, since July 2001. He served as a Managing Director of Whitney & Co. from 1999 until 2001, and as a Managing Director of OneLiberty Ventures, a venture capital firm, from 1986 until 1999. Mr. McCullen also serves as a director of several privately held companies. Mr. McCullen’s public sector experience includes service as Assistant Secretary of the Navy from 1973 to 1977, and as Special Assistant to the President from 1971 to 1973. Mr. McCullen was a director of MetroPCS, Inc. when it initiated its bankruptcy proceedings in October 1997.

Arthur C. Patterson, a director of our company since its inception, is a founding General Partner of Accel Partners, a venture capital firm, which was established in 1983. Mr. Patterson also serves as a director of iPass, Actuate and several privately held companies. Mr. Patterson was a director of MetroPCS, Inc. when it initiated its bankruptcy proceedings in October 1997.

John Sculley, a director of our company since December 1995, has been a partner in Sculley Brothers, a private investment capital firm, since June 1994. Mr. Sculley also serves on the boards of directors of InPhonic and several privately held companies. Mr. Sculley was a director of MetroPCS, Inc. when it initiated its bankruptcy proceedings in October 1997.

James F. Wade, a director of our company since November 2000, has served as Managing Partner of M/C Venture Partners, a venture capital firm, since December 1998. Mr. Wade leads the investment process including determining sector focus, seeking out management teams, founding new companies and working with financial sources that provide debt and equity capital to grow companies. He currently serves on the boards of directors of Cavalier Telephone, City Signal Communications and New South Communications.

Board of Directors

Our certificate of incorporation provides for two classes of directors, those elected by holders of our Class A common stock and those elected by our Class C common stock, including the holders of our preferred stock on an as-converted basis. The certificate of incorporation provides for four Class A directors, each with one vote, and a number of Class C directors determined as set forth in our bylaws, with the Class C directors collectively having three votes. We currently have four Class A directors and three Class C directors. The designation of Class C directors and election of all directors is governed by the provisions of an amended and restated stockholders agreement. All of our directors have been elected pursuant to the terms of the stockholders agreement.

Audit Committee of the Board of Directors

Our board of directors has established an audit committee of the board of directors. The members of our audit committee are Messrs. Joseph T. McCullen, Jr., John Sculley and Harry F. Hopper, III, each of whom has been affirmatively determined by our board of directors to be independent in accordance with SEC rules. We are currently not required to have an “audit committee financial expert,” as such term is defined in Item 401 of Regulation S-K. However, we are in the process of identifying an individual to serve in that capacity. The responsibilities of the audit committee include:

•	overseeing, reviewing and evaluating our financial statements, the audits of our financial statements, our accounting and financial reporting processes, our disclosure controls and procedures and our internal control functions;

•	appointing, compensating, retaining and overseeing our independent accountants;

•	pre-approving permissible non-audit services to be performed by our independent accountants, if any, and the fees to be paid in connection therewith;

•	establishing and maintaining whistleblower procedures; and

•	conducting an annual self-evaluation.

Compensation of Directors

Members of our board of directors receive as compensation for serving on the board of directors a retainer of $1,000 per meeting attended in person or by video conference and $500 per meeting attended by telephone.

Compensation Committee Interlocks and Insider Participation

Our compensation committee is currently comprised of Messrs. Arthur C. Patterson, James F. Wade and Joseph T. McCullen, Jr. None of these individuals has been at any time an officer or employee of our company. No member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions that fully complies with Item 406 of Regulation S-K. Enhancement of our existing code of ethics to meet such requirements is currently in process. We are currently not required to have such a code of ethics.

Item 11. Executive Compensation

The following table sets forth the cash and non-cash compensation earned by, awarded to and paid to our “named executive officers,” who are our Chief Executive Officer and four other most highly compensated executive officers whose salary and bonus for the fiscal years ended December 31, 2003 were in excess of $100,000 for services rendered in all capacities to us for each such fiscal year:

Summary Compensation Table

Long-term Compensation
		Annual Compensation (1)		Number of Shares Underlying Stock Options (#) (2)
Name and Principal Position	Year	Salary	Bonus
Roger D. Linquist President, Chief Executive Officer, Secretary and Chairman of the Board	2003 2002	$331,293 313,125	$232,600 280,600	114,000 109,400

Robert A. Young Executive Vice President, Market Operations	2003 2002	270,669 258,750	153,600 116,607	75,000 —

Dennis G. Spickler Vice President of Business Development (3)	2003 2002	208,459 198,625	116,100 142,355	57,000 52,800

Frank J. Bell Vice President and General Manager, Florida	2003 2002	193,040 186,089	110,000 63,173	46,500 —

Herbert “Chip” Graves, IV Vice President and General Manager, San Francisco	2003 2002	216,073 191,478	80,000 —	— 110,000

(1)	Perquisites and other personal benefits, securities or property, in the aggregate, are less than either $50,000 or 10% of the total annual salary and bonus reported for each named executive officer.
(2)	Reflects the number of shares of common stock that each named executive officer may acquire upon the exercise of options granted under our stock option plan. See “—Stock Option Plan.”
(3)	Mr. Spickler was appointed Vice President of Business Development in March 2004. Mr. Spickler served as our Vice President of Finance and Chief Financial Officer from September 1996 through March 2004.

Option Grants in Last Fiscal Year

The following table contains additional information concerning the stock option grants made to each of the named executive officers during the fiscal year ended December 31, 2003.

	Individual Grants				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term (3)(4)
Name	Number of Securities Underlying Options Granted (#) (1) (2)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	0%	5%	10%
Roger D. Linquist	114,000	5.62%	$2.35	9/16/2013	$381,900	$790,556	$1,417,514
Robert A. Young	75,000	3.70	2.35	6/24/2013	251,250	520,102	932,575
Dennis G. Spickler	57,000	2.81	2.35	9/16/2013	190,950	395,278	708,757
Frank J. Bell	46,500	2.29	2.35	9/16/2013	155,775	322,464	578,196
Herbert “Chip” Graves, IV	—	—	—	—	—	—	—

(1)	Reflects the number of shares of common stock that each named executive officer may acquire upon the exercise of options granted under our stock option plan. See “—Stock Option Plan.”

(2)	Although all listed options are fully exercisable, not all shares underlying such options are fully vested. To the extent that an option holder has exercised options for unvested shares and such option holder’s service with us is terminated, our stock option plan provides that we may repurchase any or all such unvested shares at a price equal to the aggregate exercise price paid for such shares.
(3)	There is no established trading market for any class of our capital stock. The fair market value of our common stock for accounting purposes, as determined by the administrator of our stock option plan pursuant to terms of the plan, was $5.70 per share as of December 31, 2003.
(4)	Amounts represent hypothetical gains that could be achieved for the listed options if exercised immediately prior to the expiration date. The 0%, 5% and 10% assumed annual rates of compounded stock price appreciation do not represent our estimates or projections of the future prices of our common stock. These amounts represent assumed rates of appreciation in the value of our common stock from the deemed fair market value for accounting purposes on the date of grant. Actual gains, if any, over stock option exercise prices are dependent on the actual fair market value of our common stock. The potential values reflected in this table may not be achieved. All amounts have been rounded to the nearest whole dollar.

Aggregated Option Exercises in 2003 and Fiscal Year-End Option Values

The following table sets forth information concerning options exercised during the last fiscal year and held as of December 31, 2003 by each of the named executive officers.

	Shares Acquired on Exercise	Value Realized (1)	Number of Shares Underlying Unexercised Options at December 31, 2003		Value of Unexercised In-the-Money Options at December 31, 2003 (1)
			Exercisable (2)	Unexercisable (3)	Exercisable	Unexercisable
Roger D. Linquist			$8,396,900	—	$46,383,765	$—
Robert A. Young			325,000	—	1,088,750	—
Dennis G. Spickler	131,000	$729,179	998,800	—	5,264,623	—
Frank J. Bell			166,500	—	557,775	—
Herbert “Chip” Graves, IV			110,000	—	368,500	—

(1)	There is no established trading market for any class of our capital stock. The fair market value of our common stock for accounting purposes, as determined by the administrator of our stock option plan pursuant to terms of the plan, was $5.70 per share as of December 31, 2003.
(2)	Reflects the number of shares of common stock that each named executive officer may acquire upon the exercise of options granted under our stock option plan. See “—Stock Option Plan.”
(3)	Although all listed options are fully exercisable, not all shares underlying such options are fully vested. To the extent that an option holder has exercised options for unvested shares and such option holder’s service with us is terminated, our stock option plan provides that we may repurchase any or all such unvested shares at a price equal to the aggregate exercise price paid for such shares. As of December 31, 2003, (i) 184,654 of Mr. Linquist’s option shares were unvested, (ii) 168,750 of Mr. Young’s option shares were unvested, (iii) 117,350 of Mr. Spickler’s option shares were unvested, (iv) 94,000 of Mr. Bell’s option shares were unvested, and (v) 61,875 of Mr. Graves’ option shares were unvested.

Stock Option Plan

Our amended and restated 1995 stock option plan provides for the grant of options to acquire shares of our common stock. Options may be granted to our employees, directors and consultants. The maximum number of shares of common stock that may be issued under our stock option plan is currently 24,643,000 shares of common stock, subject to adjustments upon specified corporate events, and also subject to automatic adjustments to the extent necessary to comply with any applicable regulations or rules of the FCC. In the discretion of the compensation committee, the exercise price for options may be less than, equal to or greater than the fair market value of the underlying common stock on the option grant date. Options shall have such exercise and other terms as may be established by the compensation committee, but may not be granted for terms greater than 15 years. Our stock option plan also provides that the compensation committee may, with the consent of the affected option holders, reprice outstanding options or cancel and regrant options on such terms as it deems appropriate.

Employment Contracts and Change of Control Arrangements

We do not presently have any employment contracts in effect with any of our named executive officers.

Our stock option plan provides for the accelerated vesting of the shares of our common stock subject to outstanding options following specified change of control events.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2003 regarding the beneficial ownership of each class of our outstanding capital stock by:

•	each of our directors;

•	each named executive officer;

•	all of our directors and executive officers as a group; and

•	each person known by us to beneficially own more than 5% of our outstanding shares of our Class A common stock, Class B common stock, Class C common stock or Series D preferred stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated below and except to the extent authority is shared by spouses under applicable law, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of each class or series of common stock and preferred stock shown as beneficially owned by them. The number of shares of Class B and Class C common stock used to calculate each listed person’s percentage ownership of each such class includes the shares of Class B and Class C common stock underlying options, warrants or other convertible securities held by such person that are exercisable on or before February 29, 2004. There are no currently outstanding options, warrants or other convertible securities exercisable for shares of Class A common stock or Series D preferred stock. There were 180 shares of Class A common stock, 7,817,570 shares of Class B common stock, 65,365,806 shares of Class C common stock and 3,500,947 shares of Series D preferred stock outstanding as of December 31, 2003.

Name and Address of Beneficial Owner (1)	Common Stock						Preferred Stock
	Class A		Class B		Class C		Series D
	Number	Percentage	Number	Percentage	Number	Percentage	Number	Percentage
Roger D. Linquist (2)	120	66.7%	8,173,500	51.5%	3,583,520	5.5%	—	—
Malcolm M. Lorang (3)	—	—	1,640,220	18.1%	77,080	*	—	—
Dennis G. Spickler (4)	—	––	1,230,000	14.1%	77,100	*	—	—
Albert S. Loverde (5)	—	––	1,079,332	12.4%	91,640	*	—	—
J. Braxton Carter (6)	—	––	—	—	165,000	*	—	—
Corey A. Linquist (7)	—	—	1,029,300	11.8%	41,820	*	—	—
Robert A. Young (8)	—	—	—	—	325,000	*	—	—
C. Boyden Gray (9)	60	33.3%	323,340	4.1%	215,400	*	—	—
John Sculley (10)	—	––	593,340	7.4%	310,320	*	5,050	*
Joseph T. McCullen, Jr. (11)	—	––	––	––	180,600	*	10,000	*
James F. Wade (12)	—	—	—	—	180,600	*	830,000	23.7%
Harry F. Hopper, III (13)	—	—	—	—	180,600	*	250,000	7.1%
Arthur C. Patterson (14)	—	—	3,300,000	42.9%	16,924,260	25.9%	439,866	12.6%
Accel Partners, et al (15) 428 University Ave. Palo Alto, CA 94301	—	––	3,300,000	42.9%	16,743,660	25.7%	439,866	12.6%
Battery Ventures III, L.P. 20 William Street, Suite 200 Wellesley, MA 02481	—	––	1,650,000	21.5%	6,111,540	9.4%	—	—
Clarity Partners 100 North Crescent Dr. Beverly Hills, CA 90210	—	—	—	—	—	—	266,220	7.6%
Columbia Capital, et al (16) 201 North Union Street, Suite 300 Alexandria, VA 22314	—	—	—	—	180,600	*	250,000	7.1%
General Motors Pension Fund (17) 767 Fifth Avenue, New York, NY 10153	—	––	—	––	12,960,960	17.9%	100,000	2.9%
INVESCO Investors (18) c/o Parag Saxena, 1166 Avenue of the Americas, New York, NY 10036	—	––	––	––	4,799,790	7.2%	16,464	*

Name and Address of Beneficial Owner (1)	Common Stock						Preferred Stock
	Class A		Class B		Class C		Series D
	Number	Percentage	Number	Percentage	Number	Percentage	Number	Percentage
Los Angeles County Employee Retirement Association (19) c/o Pathway Capital Management, 5 Park Plaza, Suite 300 Irvine, CA 92614	—	—	—	—	5,071,800	7.6%	—	—
M/C Venture Partners, et al (20) 75 State Street Boston, MA 02109	—	—	—	—	180,600	*	830,000	23.7%
Metro PCS Investors LLC 360 North Crescent Dr., North Bldg. Beverly Hills, CA 90210	—	—	—	—	—	—	266,220	7.6%
Mitsui & Co., Ltd. (21) 200 Park Avenue New York, NY 10166,	—	––	––	––	5,040,000	7.7%	—	—
Technology Ventures Associates III 135 E. Putnam Ave., Greenwich, CT 06830	—	––	––	—	3,729,600	5.7%	200,010	5.7%
Wachovia Capital Partners One First Union Center 301 South College St. Charlotte, NC 28288	—	—	—	—	—	—	250,000	7.1%
Whitney & Co., LLC 177 Broad Street Stamford, CT 06901	—	—	—	—	—	—	250,000	7.1%
All directors and executive officers as a group (15 persons)	180	100.0%	17,369,032	83.7%	22,582,940	33.8%	1,534,916	43.9%

*	Represents less than 1%
(1)	Unless otherwise indicated, the address of each person is c/o MetroPCS, Inc., 8144 Walnut Hill Lane, Suite 800, Dallas, Texas 75231.
(2)	Includes 8,173,500 shares of Class B common stock and 109,400 shares of Class C common stock issuable upon exercise of options granted under our stock option plan.
(3)	Includes 1,359,900 shares of Class B stock and 40,600 shares of Class C stock issuable upon exercise of options granted under our stock option plan.
(4)	Includes 1,020,000 shares of Class B common stock and 52,800 shares of Class C common stock issuable upon exercise of options granted under our stock option plan.
(5)	Includes 996,000 shares of Class B common stock and 44,600 shares of Class C common stock issuable upon exercise of options granted under our stock option plan.
(6)	Includes 165,000 shares of Class C common stock issuable upon exercise of options granted under our stock option plan.
(7)	Includes 1,029,300 shares of Class B common stock and 35,700 shares of Class C common stock issuable upon exercise of options granted under our stock option plan.
(8)	Includes 325,000 shares of Class C common stock issuable upon exercise of options granted under our stock option plan.
(9)	Includes 143,340 shares of Class B common stock and 180,600 shares of Class C common stock issuable upon exercise of options granted under our stock option plan. Also includes 60,000 shares of Class B common stock and 7,680 shares of Class C common stock issuable upon exercise of outstanding warrants.
(10)	Includes 143,340 shares of Class B common stock and 180,600 shares of Class C common stock issuable upon exercise of options granted under our stock option plan. Also includes 150,000 shares of Class B common stock and 45,060 shares of Class C common stock issuable upon exercise of outstanding warrants.
(11)	Includes 130,433 shares of Class C common stock issuable upon exercise of options granted under our stock option plan.
(12)	Mr. Wade is affiliated with M/C Venture Investors, LLC, M/C Venture Partners IV, LP, M/C Venture Partners V, LP, and Chestnut Venture Partners LP and may be deemed to be a member of a “group” (hereinafter referred to as M/C Venture Partners, et al) under Section 13d-3 of the Exchange Act and may be deemed to share voting and/or investment power with respect to the shares owned by such entities. Mr. Wade disclaims beneficial ownership of such shares, except to the extent of his interest in such shares arising from his interests in M/C Venture Partners, et al.
(13)	Mr. Hopper is affiliated with Columbia Capital Equity Partners III (QP) LP, Columbia Capital Equity Partners III (Cayman) LP, Columbia Capital Equity Partners III (AI) LP, Columbia Capital Investors III, LLC, and Columbia Capital Employee Investors III, LLC and may be deemed to be a member of a “group” (hereinafter referred to as Columbia Capital, et al) under Section 13d-3 of the Exchange Act and may be deemed to share voting and/or investment power with respect to the shares owned by such entities. Mr. Hopper disclaims beneficial ownership of such shares, except to the extent of his interest in such shares arising from his interests in Columbia Capital, et al.
(14)	Includes 180,600 shares of Class C common stock issuable upon exercise of options granted to Mr. Patterson under our stock option plan. In addition, Mr. Patterson is affiliated with Accel Internet Fund III, LP, Accel Investors ‘94 LP, Accel Investors ‘99 LP, Accel IV LP, Accel Keiretsu LP, Accel VII LP, ACP Family Partnership LP, Ellmore C. Patterson Partners, and Prosper Partners and may be deemed to be a member of a “group” (hereinafter referred to as Accel Partners, et al) under Section 13d-3 of the Exchange Act and may be deemed to share voting and/or investment power with respect to the shares owned by such entities. Mr. Patterson disclaims beneficial ownership of such shares, except to the extent of his interest in such shares arising from his interests in Accel Partners, et al.

(15)	Accel Partners, et al (consisting of Accel Internet Fund III, LP, Accel Investors ‘94 LP, Accel Investors ‘99 LP, Accel IV LP, Accel Keiretsu LP, Accel VII LP, ACP Family Partnership LP, Ellmore C. Patterson Partners, and Prosper Partners) may be deemed to be a “group” under Section 13d-3 of the Exchange Act.
(16)	Columbia Capital, et al (consisting of Columbia Capital Equity Partners III (QP) LP, Columbia Capital Equity Partners III (Cayman) LP, Columbia Capital Equity Partners III (AI) LP, Columbia Capital Investors III, LLC, and Columbia Capital Employee Investors III, LLC) may be deemed to be a “group” under Section 13d-3 of the Exchange Act. Includes 180,600 shares of Class C common stock issuable upon exercise of options granted under our stock option plan.
(17)	Includes 7,098,780 shares of Class C common stock issuable upon exercise of outstanding warrants.
(18)	INVESCO is the investment advisor to a number of our stockholders, and has investment and voting power over the shares owned by such stockholders. These stockholders include (i) Drake & Co., as nominee for Citiventure Private Partners III Ltd., (ii) Michael A. Wall, (iii) Northpass & Co., as custodian for KME Venture III L.P., (iv) Cheer Idyll Property Ltd., (v) Drake & Co., as nominee for Shirley Wong Shun Yee, (vi) Leckwith Property Ltd., (vii) Trendly Investments, and (viii) Evermore Corp. Mr. Parag Saxena, our former director, is affiliated with INVESCO, and both he and INVESCO may be deemed to have voting and/or investment power with respect to the shares owned by such investors. INVESCO and Mr. Saxena disclaim beneficial ownership of such shares. Includes an aggregate of 1,612,170 shares of Class C common stock issuable upon exercise of outstanding warrants.
(19)	Includes 1,601,280 shares of Class C common stock issuable upon exercise of outstanding warrants.
(20)	M/C Venture Partners, et al (consisting of M/C Venture Investors, LLC, M/C Venture Partners IV, LP, M/C Venture Partners V, LP, and Chestnut Venture Partners LP) may be deemed to be a “group” under Section 13d-3 of the Exchange Act. Includes an aggregate of 180,600 shares of Class C common stock issuable upon exercise of options granted under to our stock option plan.
(21)	Includes Mitsui & Co. (U.S.A.), Inc., an affiliate of Mitsui & Co., Ltd. Includes 240,000 shares of Class C common stock issuable upon exercise of outstanding warrants.

Equity Compensation Plan Information

Information concerning securities authorized for issuance under our equity compensation plan is set forth in Item 5 of this Form 10-K and is incorporated in Item 12 of this Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions

Corey A. Linquist, the son of our President, Chief Executive Officer Secretary and Chairman of our Board of Directors, Roger D. Linquist, has served as our Regional Vice President and General Manager, Sacramento since January 2001, and as our Director of Strategic Planning from July 1994 until January 2001. In 2003, we paid Mr. Linquist a salary of $163,906 and a bonus of $70,000, and we granted Mr. Linquist options to purchase up to 39,500 shares of our common stock at an exercise price of $2.35 per share. Such options expire on October 30, 2013. In 2002, we paid Mr. Linquist a salary of $157,000 and a bonus of $55,292, and we granted Mr. Linquist options to purchase up to 35,700 shares of our common stock at an exercise price of $2.35 per share. Such options expire on July 1, 2012.

Todd C. Linquist, the son of our President, Chief Executive Officer Secretary and Chairman of our Board of Directors, Roger D. Linquist, has served in several positions with us since July 1996, and most recently as our Director of Marketing. In 2003, we paid Mr. Linquist a salary of $99,748 and a bonus of $28,424, and we granted Mr. Linquist options to purchase up to 15,000 shares of our common stock at an exercise price of $2.35 per share. The options expire on October 30, 2013. In 2002, we paid Mr. Linquist a salary of $94,261 and a bonus of $22,437, and we granted Mr. Linquist options to purchase up to 13,700 shares of our common stock at an exercise price of $2.35 per share. The options expire on July 1, 2012.

Phillip R. Terry, the son-in-law of our President, Chief Executive Officer Secretary and Chairman of our Board of Directors, Roger D. Linquist, has served as our Vice President of Corporate Marketing since December 2003, as our Staff Vice President for Product Management and Distribution Services from April 2002 until December 2003, and as our Director of Field Distribution from April 2001 until April 2002. In 2003, we paid Mr. Terry a salary of $140,759 and a bonus of $53,396, and we granted Mr. Terry options to purchase up to 22,000 shares of our common stock at an exercise price of $2.35 per share. Such options expire on June 14, 2013. In 2002, we paid Mr. Terry a salary of $132,622 and a bonus of $46,747.

Michael D. Loverde, the son of our Vice President and General Manager, Georgia, Albert S. Loverde, has served as our Director of Advertising and Public Relations for our Atlanta market since August 2001. In 2003, we paid Mr. Loverde a salary of $94,963 and a bonus of $20,000, and we granted Mr. Loverde options to purchase up to 7,000 shares of our common stock at an exercise price of $2.35 per share. Such options expire on October 30, 2013. In 2002, we paid Mr. Loverde a salary of $91,413 and a bonus of $9,894.

Ginger L. Loverde, the daughter-in-law of our Vice President and General Manager, Georgia, Albert S. Loverde, has served as our Customer Operations Specialist for our Atlanta market since February 2001. In 2003, we paid Ms. Loverde a salary of $55,839 and a bonus of $6,500. In 2002, we paid Ms. Loverde a salary of $53,750 and a bonus of $8,000.

Karen L. Albregts, the daughter of our Vice President and General Manager, Georgia, Albert S. Loverde, has served as our Radio Frequency Engineer for our Atlanta market since June 2002. In 2003, we paid Ms. Albregts a salary of $76,112 and a bonus of $5,000. In 2002, we paid Ms. Albregts a salary of $35,217, and we granted Ms. Albregts options to purchase up to 9,000 shares of our common stock at an exercise price of $2.35 per share. Such options expire on August 14, 2012.

Legal Services Performed by Wilmer Cutler Pickering LLP

One of our directors, C. Boyden Gray, has been a partner in the law firm of Wilmer Cutler Pickering LLP since 1976. Such firm regularly performs legal services for us. The aggregate amount of fees paid by us to Wilmer Cutler Pickering LLP was less than 5% of the law firm’s gross revenues for the year ended December 31, 2003.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the years ended December 31, 2002, and December 31, 2003, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods:

	2002	2003
Audit fees:	$225,390	$451,850
Audit-related fees:	—	397,986
Tax fees:	33,813	32,840
All other fees:	—	—

Total	$259,203	$882,676

All services rendered by PricewaterhouseCoopers LLP are permissible under applicable laws and regulations. The audit committee of our board of directors was not established until January 2004, and therefore did not approve the fees set forth in the table above. The audit committee of our board of directors is in the process of establishing pre-approval and other policies related to audit and audit-related fees. Pursuant to Item 14 of Regulation S-K, the fees paid to PricewaterhouseCoopers LLP for services are disclosed in the table above under the categories listed below.

1) Audit Fees – These are fees for professional services performed by PricewaterhouseCoopers LLP for the audit of annual financial statements and review of our quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements.

2) Audit-Related Fees – These are fees for assurance and related services performed by PricewaterhouseCoopers LLP for the private placement of $150 million of 10 3/4% Senior Notes that we completed in September 2003; as well as for assurance and related services including review of our interim financial information that was included in the private placement offering memorandum and the subsequent registration of these Senior Notes with the Securities and Exchange Commission.

3) Tax Fees – These are fees for professional services performed by PricewaterhouseCoopers LLP with respect to transaction tax research related to our products and services, as well as transaction tax planning related to the build-out of our network.

4) All Other Fees – These are fees for other permissible work performed by PricewaterhouseCoopers LLP that does not meet the above category descriptions. No such services were performed in 2002 and 2003.

These services are actively monitored (both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in PricewaterhouseCoopers LLP’s core work, which is the audit of our consolidated financial statements.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements, Schedules and Exhibits

(1)	Financial Statements—The following financial statements of MetroPCS, Inc. are filed as a part of this Form 10-K on the pages indicated:

(2)	Financial Statement Schedules

Report of Independent Auditors on Financial Statement Schedule	F-27
Consolidated Valuation and Qualifying Accounts for the Period December 31, 2000 through 2003	F-28

(3)	Exhibits

Exhibit No.	Description

3.1†	Sixth Amended and Restated Certificate of Incorporation of MetroPCS, Inc. (incorporated by reference to Exhibit 3.1 to MetroPCS’s Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

3.2†	Amended and Restated Certificate of Designations, Preferences and Rights for Series D Convertible Preferred Stock of MetroPCS, Inc. (incorporated by reference to Exhibit 3.2 to MetroPCS’s Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

3.3†	Amendment One to Sixth Amended and Restated Certificate of Incorporation of MetroPCS, Inc. (incorporated by reference to Exhibit 3.3 to MetroPCS’s Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

3.4†	Amendment Two to Sixth Amended and Restated Certificate of Incorporation of MetroPCS, Inc. (incorporated by reference to Exhibit 3.4 to MetroPCS’s Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

3.5†	Certificate of Correction Filed to Correct Certain Errors in Amendment Two to Sixth Amended and Restated Certificate of Incorporation of MetroPCS, Inc. (incorporated by reference to Exhibit 3.5 to MetroPCS’s Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

Exhibit No.	Description

3.6†	Amendment Three to Sixth Amended and Restated Certificate of Incorporation of MetroPCS, Inc. (incorporated by reference to Exhibit 3.6 to MetroPCS’s Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

3.7*	Amendment Four to Sixth Amended and Restated Certificate of Incorporation of MetroPCS, Inc.

3.8†	Amended and Restated Bylaws of MetroPCS, Inc. (incorporated by reference to Exhibit 3.7 to MetroPCS, Inc.’s Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

10.1(a)†	General Agreement for Purchase of Personal Communications Services Systems, dated as of October 1, 2002, by and between MetroPCS Wireless, Inc. and Lucent Technologies, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to MetroPCS, Inc.’s Registration Statement on Form S-4 as filed with the SEC on January 6, 2004 (SEC File No. 333-111470)). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.1(b)†	Amendment No. 3 to General Agreement for Purchase of Personal Communications Services Systems, dated as of February 1, 2004 (incorporated by reference to Exhibit 10.1(b) to MetroPCS Communications Inc.’s Registration Statement on Form S-1 as filed with the SEC on March 23, 2004 (SEC File No. 333-113865)). (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

10.2(a)†	Securities Purchase Agreement, dated as of July 17, 2000, by and among MetroPCS, Inc., each of the Subsidiary parties listed on Schedule 1 thereto and each of the Purchaser parties listed on Schedule 2 thereto, as amended by (i) Amendment No. 1 to Securities Purchase Agreement, dated as of November 13, 2000, (ii) Amendment No. 2 to Securities Purchase Agreement, dated as of December 12, 2000, (iii) Amendment No. 3 to Securities Purchase Agreement, dated as of December 19, 2000, (iv) Amendment No. 4 to Securities Purchase Agreement, dated as of January 4, 2001, and (v) Amendment No. 5 to Securities Purchase Agreement, dated as of January 9, 2001 (incorporated by reference to Exhibit 10.3 to MetroPCS, Inc.’s Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

10.2(b)†	Amendment No. 6 to Securities Purchase Agreement, dated as of November 3, 2003 (incorporated by reference to Exhibit 10.2(b) to MetroPCS Communications Inc.’s Registration Statement on Form S-1 as filed with the SEC on March 23, 2004 (SEC File No. 333-113865)).

10.3(a)†	Amended and Restated Stockholders Agreement, dated as of July 17, 2000, by and among MetroPCS, Inc. and the Stockholders named therein, as amended by (i) Amendment No. 1 to Amended and Restated Stockholders Agreement, dated as of November 13, 2000, and (ii) Amendment No. 2 to Amended and Restated Stockholders Agreement, dated as of January 4, 2001 (incorporated by reference to Exhibit 10.4 to MetroPCS, Inc.’s Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

10.3(b)†	Amendment No. 3 to Amended and Restated Stockholders Agreement, dated as of November 3, 2003 (incorporated by reference to Exhibit 10.3(b) to MetroPCS Communications Inc.’s Registration Statement on Form S-1 as filed with the SEC on March 23, 2004 (SEC File No. 333-113865)).

10.4(a)†	Form of Installment Payment Plan Note, dated as of January 27, 1997, issued in favor of the Federal Communications Commission, as amended by First Amended and Modified Installment Payment Plan Note For Broadband PCS C Block, dated as of October 8, 1998 (incorporated by reference to Exhibit 10.5(a) to MetroPCS, Inc.’s Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

Exhibit No.	Description

10.4(b)†	Schedule of Installment Payment Plan Notes containing provisions set forth in the Form of Installment Payment Plan Note filed as Exhibit 10.5(a) (incorporated by reference to Exhibit 10.5(b) to Amendment No. 1 to MetroPCS, Inc.’s Registration Statement on Form S-4 as filed with the SEC on January 6, 2004 (SEC File No. 333-111470)).

10.5†	Indenture, dated as of September 29, 2003, by and among MetroPCS, Inc., as issuer, the Guarantors, as defined therein, and U.S. Bank National Association, as Trustee, relating to our 10¾% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to MetroPCS, Inc.’s Registration Statement on Form S-4 as filed with the SEC on December 23, 2003 (SEC File No. 333-111470)).

10.6*	Form of Officer and Director Indemnification Agreement.

10.7*	Amended and Restated 1995 Stock Option Plan.

21.1*	Subsidiaries of Registrant.

24.1*	Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K.

31.1*	Certification of Roger D. Linquist, President and Chief Executive Officer of MetroPCS, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael N. Lavey, Vice President, Controller and Interim Chief Financial Officer of MetroPCS, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Roger D. Linquist, President and Chief Executive Officer of MetroPCS, Inc., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael N. Lavey, Vice President, Controller and Interim Chief Financial Officer of MetroPCS, Inc., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROPCS, INC. (Registrant)

By:	/s/ Roger D. Linquist
Roger D. Linquist President, Chief Executive Officer, Secretary and Chairman of the Board

Date: March 26, 2004

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints, Roger D. Linquist his true and lawful attorney-in-fact and agent, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROGER D. LINQUIST Roger D. Linquist President, Chief Executive Officer, Secretary and Chairman of the Board (Principal Executive Officer)	/s/ MICHAEL N. LAVEY Michael N. Lavey Vice President, Controller and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ C. BOYDEN GRAY C. Boyden Gray Director	/s/ HARRY F. HOPPER, III Harry F. Hopper, III Director

/s/ JOSEPH T. MCCULLEN, JR. Joseph T. McCullen, Jr. Director	/s/ ARTHUR C. PATTERSON Arthur C. Patterson Director

John Sculley Director	/s/ JAMES F. WADE James F. Wade Director

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of MetroPCS, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of MetroPCS, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue arrangements with multiple deliverables as a result of adopting EITF No. 00-21 as of July 1, 2003.

PricewaterhouseCoopers LLP

Dallas, Texas

February 25, 2004, except for Note 18 which is as of March 23, 2004

MetroPCS, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Information)

	December 31,
	2002	2003
ASSETS:
Cash and cash equivalents	$61,717	$235,965
Inventory, net	13,546	21,210
Accounts receivable (net of allowance of $383 and $1,085 at December 31, 2002 and 2003, respectively)	5,241	8,678
Prepaid expenses	4,839	5,292
Deferred charges	7,910	6,498
Current deferred tax asset	13,330	6,675
Other current assets	3,073	8,833

Total current assets	109,656	293,151

Property and equipment, net	353,360	482,965
Restricted cash and investments	2,180	1,248
Long-term investments	—	19,000
PCS licenses	90,619	90,619
Microwave relocation costs	6,932	10,000
Other assets	175	5,511

Total assets	$562,922	$902,494

LIABILITIES:
Accounts payable and accrued expenses	$89,829	$153,688
Current maturities of long-term debt	9,499	13,362
Deferred revenue	14,375	31,091
Other current liabilities	5,508	2,295

Total current liabilities	119,211	200,436

Long-term debt, net	41,351	182,433
Deferred tax liabilities	23,424	30,791
Long-term deferred revenue	3,585	30
Deferred rents	2,802	3,961
Other long-term liabilities	1,785	20,554

Total liabilities	192,158	438,205

COMMITMENTS AND CONTINGENCIES (See Note 8)
SERIES D CUMULATIVE CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK, par value $.0001 per share, 4,000,000 shares designated, 2,845,578 and 3,500,947 shares issued and outstanding at December 31, 2002 and 2003, respectively; liquidation preference of $300,554 and $384,841 at December 31, 2002 and 2003, respectively	294,642	379,401
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, 4,000,000 of which have been designated as Series D Preferred Stock, no shares issued and outstanding at December 31, 2002 and 2003	—	—
Common stock, par value $.0001 per share—
Class A, 300 shares authorized, 180 shares issued and outstanding at December 31, 2002 and 2003	—	—
Class B, 60,000,000 shares authorized, 7,687,570 and 7,817,570 shares issued and outstanding at December 31, 2002 and 2003, respectively	1	1
Class C, 240,000,000 shares authorized, 65,158,854 and 65,365,806 shares issued and outstanding at December 31, 2002 and 2003, respectively	7	7
Additional paid-in capital	88,771	88,908
Subscriptions receivable	(86)	(92)
Deferred compensation	(2,234)	(4,229)
Retained earnings (deficit)	(10,337)	293

Total stockholders’ equity	76,122	84,888

Total liabilities and stockholders’ equity	$562,922	$902,494

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, except Share Information)

	Year Ended December 31,
	2001	2002	2003
REVENUES:
Service revenues	$—	$102,137	$370,920
Equipment revenues	—	23,458	88,562

Total revenues	—	125,595	459,482
OPERATING EXPENSES:
Cost of service (excluding depreciation included below)	—	61,881	118,335
Cost of equipment	—	100,651	155,084
Selling, general and administrative expenses (excludes non-cash compensation)	27,963	55,515	90,556
Non-cash compensation	1,455	1,115	7,379
Depreciation and amortization	208	21,394	41,900
(Gain) loss on sale of asset	—	(278,956)	333

Total operating expenses	29,626	(38,400)	413,587

INCOME (LOSS) FROM OPERATIONS	(29,626)	163,995	45,895

OTHER (INCOME) EXPENSE:
Interest expense	10,491	6,805	11,254
Interest income	(2,046)	(964)	(1,061)
Loss (gain) on extinguishment of debt	7,109	—	(603)

Total other expense	15,554	5,841	9,590

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(45,180)	158,154	36,305
Provision for income taxes	—	(19,087)	(15,665)

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(45,180)	139,067	20,640
Cumulative effect of change in accounting principle, net of tax	—	—	(74)

NET INCOME (LOSS)	(45,180)	139,067	20,566
ACCRUED DIVIDENDS ON SERIES D PREFERRED STOCK	(4,963)	(10,838)	(18,749)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(50,143)	$128,229	$1,817

NET INCOME (LOSS) PER SHARE: (Note 14)
BASIC
Income before cumulative effect of change in accounting principle	$(0.72)	$1.13	$0.01
Cumulative effect of change in accounting principle, net of tax	—	—	0.00

NET INCOME (LOSS) PER SHARE—BASIC	$(0.72)	$1.13	$0.01

DILUTED
Income before cumulative effect of change in accounting principle	$(0.72)	$0.85	$0.01
Cumulative effect of change in accounting principle, net of tax	—	—	0.00

NET INCOME (LOSS) PER SHARE—DILUTED	$(0.72)	$0.85	$0.01

WEIGHTED AVERAGE SHARES
Basic	69,805,472	72,495,481	72,866,107
Diluted	69,805,472	96,008,689	98,508,929

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(In Thousands, Except Share Information)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Subscriptions Receivable	Deferred Compensation	Retained Earnings (Deficit)	Total
BALANCE, December 31, 2000	66,883,200	$7	$112,732	$(33)	$(1,491)	$(104,224)	$6,991
Exercise of Class C Common Stock Options	100,334	—	236	—	—	—	236
Exercise of Class C Common Stock Warrants	5,103,720	1	16	—	—	—	17
Issuance of contingent Class C Stock Warrants	—	—	3,000	—	—	—	3,000
Redemption of Class C Common Stock Warrants	—	—	(13,953)	—	—	—	(13,953)
Accrued interest on subscription receivable	—	—	3	(3)	—	—	—
Deferred compensation	—	—	2,537	—	(2,537)	—	—
Amortization of deferred compensation expense	—	—	—	—	1,455	—	1,455
Accretion of costs to issue Series D Preferred	—	—	(494)	—	—	—	(494)
Accrued dividends on Series D Preferred	—	—	(4,963)	—	—	—	(4,963)
Net Loss	—	—	—	—	—	(45,180)	(45,180)

BALANCE, December 31, 2001	72,087,254	8	99,114	(36)	(2,573)	(149,404)	(52,891)
Exercise of Class B Common Stock Options	726,850	—	112	(46)	—	—	66
Exercise of Class C Common Stock Options	32,500	—	76	—	—	—	76
Accrued interest on subscription receivable	—	—	4	(4)	—	—	—
Deferred compensation	—	—	776	—	(776)	—	—
Amortization of deferred compensation expense	—	—	—	—	1,115	—	1,115
Accretion of costs to issue Series D Preferred	—	—	(473)	—	—	—	(473)
Accrued dividends on Series D Preferred	—	—	(10,838)	—	—	—	(10,838)
Net Income	—	—	—	—	—	139,067	139,067

BALANCE, December 31, 2002	72,846,604	8	88,771	(86)	(2,234)	(10,337)	76,122
Exercise of Class B Common Stock Options	130,000	—	15	—	—	—	15
Exercise of Class C Common Stock Options	11,892	—	28	—	—	—	28
Exercise of Class C Common Stock warrants	195,060	—	—	—	—	—	—
Accrued interest on subscription receivable	—	—	6	(6)	—	—	—
Deferred compensation	—	—	3,404	—	(3,404)	—	—
Forfeitures of stock options	—	—	(261)	—	261	—	—
Amortization of deferred compensation expense	—	—	—	—	1,148	—	1,148
Compensation expense	—	—	6,231	—	—	—	6,231
Accretion of costs to issue Series D Preferred	—	—	(473)	—	—	—	(473)
Accrued dividends on Series D Preferred	—	—	(8,813)	—	—	(9,936)	(18,749)
Net Income	—	—	—	—	—	20,566	20,566

BALANCE, December 31, 2003	73,183,556	$8	$88,908	$(92)	$(4,229)	$293	$84,888

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(45,180)	$139,067	$20,566
Adjustments to reconcile net income (loss) to net cash used in operating activities—
Cumulative effect of accounting change	—	—	74
Loss (gain) on extinguishment of debt	7,109	—	(603)
Loss on sale of asset	—	—	333
Gain on sale of spectrum	—	(278,956)	—
Depreciation and amortization	208	21,394	41,900
Non-cash interest expense	3,882	3,028	3,090
Bad debt expense	—	381	991
Equity based compensation expense	—	—	6,231
Amortization of deferred compensation	1,455	1,115	1,148
Accretion of asset retirement obligation	—	—	50
Deferred rents	949	1,853	1,160
Deferred taxes	—	10,094	14,022
Costs of abandoned cell sites	—	—	824
Changes in assets and liabilities—
Inventory	(6,037)	(7,509)	(7,664)
Accounts receivable	—	(5,622)	(4,428)
Prepaid expenses	(2,509)	(2,783)	(274)
Deferred charges and other current assets	(126)	(10,514)	(4,263)
Accounts payable, accrued expenses and deferred revenue	7,848	63,929	36,461

Net cash provided by (used in) operating activities	(32,401)	(64,523)	109,618

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of notes receivable	15,000	—	—
Purchase of investments	(1,520)	(1,912)	(19,912)
Proceeds from sale of investments	—	1,297	1,860
Proceeds from sale of Spectrum	—	286,242	—
Proceeds from advance on sale of Spectrum	145,000	—	—
Repayment of advance on sale of Spectrum	—	(145,000)	—
Microwave relocation	(693)	(1,806)	(2,028)
Purchase of other assets	—	(10)	(35)
Purchase of property and equipment	(133,604)	(212,305)	(117,212)
Proceeds from sale of property and equipment	—	—	6

Net cash provided by (used in) investing activities	24,183	(73,494)	(137,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Book overdraft	6,660	(2,776)	824
Repayment of notes	(39,446)	(251)	(9,077)
Proceeds from issuance of warrants	16	—	—
Proceeds from sale of Senior Notes, net of underwriter fees	—	—	145,500
Payment of debt issuance costs on Senior Notes	—	—	(876)
Proceeds from sale of Series D Preferred Stock, net of issuance cost	88,194	159,951	65,537
Proceeds from exercise of stock options and warrants	236	142	43
Repurchase of warrants	(13,952)	—	—

Net cash provided by financing activities	41,708	157,066	201,951

INCREASE IN CASH AND CASH EQUIVALENTS	33,490	19,049	174,248
CASH AND CASH EQUIVALENTS, beginning of period	9,178	42,668	61,717

CASH AND CASH EQUIVALENTS, end of period	$42,668	$61,717	$235,965

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Organization and Business Operations:

MetroPCS, Inc. (“MetroPCS”), a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a wireless communications carrier that offers digital wireless service in the metropolitan areas of Atlanta, Miami, San Francisco and Sacramento. The Company initiated the commercial launch of its first market and exited the development stage in January 2002. The year 2003 was the first full year of operations in all four markets. The Company sells products and services to customers through company-owned retail stores as well as through relationships with indirect retailers.

On February 25, 2004, the Company retained underwriters for the purpose of effecting an initial public offering of common stock. In addition, MetroPCS formed a new wholly owned subsidiary named MetroPCS Communications, Inc. MetroPCS plans to merge with a subsidiary of MetroPCS Communications, Inc. pursuant to a transaction that will result in the stock of MetroPCS converting into stock of MetroPCS Communications, Inc., and thus MetroPCS becoming a wholly owned subsidiary of MetroPCS Communications, Inc. The consummation of this merger will be contingent upon the receipt of FCC approval.

2.    Summary of Significant Accounting Policies:

Consolidation

The accompanying consolidated financial statements include the accounts of MetroPCS and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated.

Operating Segment

The Company has adopted the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure About Segments of an Enterprise and Related Information,” which requires companies to report selected information about products, services, geographical areas and major customers. Operating segments are determined based on the way management organizes its business for making decisions and assessing performance. The Company has concluded its operating segments meet the aggregation criteria of SFAS No. 131 and as such, has one reportable segment.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The most significant of such estimates include:

•	allowance for uncollectible accounts;

•	valuation of inventory;

•	estimated useful life of assets;

•	impairment of long-lived assets and indefinite life assets;

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

•	likelihood of realizing benefits associated with temporary differences giving rise to deferred tax assets;

•	reserves for uncertain tax positions;

•	estimated customer life in terms of amortization of deferred revenue; and

•	valuation of common stock.

Reclassifications

During 2002, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002.” This standard requires the reclassification of all losses on the extinguishment of debt that were presented in prior periods as extraordinary items to components of income or loss from operations when such losses did not satisfy the criteria of Accounting Principles Board (“APB”) Opinion No. 30.

Certain reclassifications have been made to prior year balances to conform to the current year presentation. These reclassifications had no effect on the results of operations or stockholders’ equity (deficit) as previously reported.

Cash and Cash Equivalents

The Company includes as cash and cash equivalents (i) cash on hand, (ii) cash in bank accounts, (iii) investments in money market funds and (iv) corporate bonds with an original maturity of three months or less.

Inventory, Net

Inventories are stated at average cost or market, if lower. Inventory consists of handsets and accessories for sale to customers and indirect retailers. At December 31, 2003, the Company recorded a valuation reserve of $1.9 million. No valuation reserve was recorded in prior years.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of indirect retailers to pay for equipment purchases and for amounts estimated to be uncollectible for inter-carrier compensation.

Restricted Cash and Investments

Restricted cash and investments consists of money market instruments and short-term investments. Short-term investments held to maturity are stated at cost plus accrued interest, which approximates market, mature within twelve months and are comprised primarily of federal home loan mortgage notes, all denominated in U.S. dollars. In general, these investments are pledged as collateral against letters of credit used as security for payment obligations. For purposes of the consolidated statement of cash flows, the Company does not consider restricted cash and investments to be cash equivalents.

Long-Term Investments

Long-term investments consist of federal home loan mortgage notes and bonds. Long-term investments held to maturity are stated at cost, which approximates market. Long-term investments mature in October and November 2005.

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Property and Equipment, Net

Property and equipment, net, consist of the following:

	December 31,
	2002	2003
	(in thousands)
Construction-in-progress	$30,602	$74,802
Network infrastructure	335,166	455,617
Office equipment	2,918	6,157
Furniture and fixtures	1,248	1,725
Leasehold improvements	5,043	7,925

	374,977	546,226
Accumulated depreciation	(21,617)	(63,261)

Property and equipment, net	$353,360	$482,965

Property and equipment are stated at cost. Additions and improvements are capitalized, while expenditures that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred. When the Company sells, disposes of or retires property and equipment, the related gains or losses are included in operating results. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are ten years for network infrastructure assets, three to seven years for office equipment, which includes computer equipment, and three to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the remaining term of the lease or the estimated useful life of the improvement, whichever is shorter. Maintenance and repair costs are charged to expense as incurred. The Company follows the provisions of SFAS No. 34, “Capitalization of Interest Cost,” with respect to its PCS licenses and the related construction of its network. The Company has not capitalized any interest expense through December 31, 2003.

Revenues and Cost of Revenues

Wireless services are provided on a month-to-month basis and are paid in advance. Revenues from wireless services are recognized as services are rendered. Amounts received in advance are recorded as deferred revenue. Cost of service generally includes direct costs of operating the Company’s networks.

In addition, the Company charges a fee for the initial activation of service that is recognized immediately in equipment revenue for all activations beginning on July 1, 2003, as provided by the adoption of the Emerging Issues Task Force (“EITF”) of the FASB No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” See Note 3 for further discussion. Prior to July 1, 2003, activation fees were deferred and amortized over the estimated customer life. On October 1, 2003, the Company changed its estimated customer life from 25 months to 14 months, based on historical disconnect rates, resulting in an increase in activation revenues of $5.1 million in the fourth quarter of 2003 over amounts that would have been recognized using the prior estimated life.

Equipment revenues arise from the sale of handsets and accessories. Revenues and related costs from the sale of handsets are recognized when service is activated by customers. Revenues and related costs from the sale of accessories are recognized at the point of sale. The costs of handsets and accessories sold are recorded in cost of equipment. Handsets shipped to indirect retailers are recorded as deferred revenue upon shipment by the Company and are recognized as equipment revenues when service is activated by customers.

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Sales incentives offered without charge to customers related to the sale of handsets are recognized as a reduction of revenue when the related equipment revenue is recognized. Customers have the right to return handsets within 7 days or 60 minutes of usage, whichever occurs first. The Company records an estimate for returns at the time of recognizing revenue.

Software Costs

In accordance with Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” certain costs related to the purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. In 2002 and 2003, the Company capitalized approximately $0.3 million and $0.5 million, respectively, of purchased software costs under SOP 98-1, that are being amortized over a three-year life. The Company amortized computer software costs of approximately $43,000, $221,000 and $313,000 for the years ended December 31, 2001, 2002 and 2003, respectively. Capitalized software costs are classified as office equipment.

PCS Licenses and Microwave Relocation Costs

The Company acquired licenses from the FCC to operate as a PCS service provider. Additionally, as discussed in Note 8, the Company incurred costs related to microwave relocation in constructing its PCS network. The licenses and microwave relocations are recorded at cost adjusted for impairment. The licenses and microwave locations were not placed into service prior to 2002. Although PCS licenses are issued with a stated term, generally 10 years, the renewal of PCS licenses is generally a routine matter involving a nominal fee and the Company has determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of its PCS licenses. As such, under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize licensing and microwave relocation costs as they are considered to have indefinite lives. On a prospective basis, the Company is required to test indefinite-life intangible assets, consisting of PCS licenses and microwave relocation costs, for impairment on an annual basis based upon a fair value approach. Indefinite-life intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. The Company completed its impairment tests in the fourth quarter of 2003, and no impairment has been recognized through December 31, 2003.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising costs totaled $0.2 million, $13.3 million and $21.9 million during the years ended December 31, 2001, 2002 and 2003, respectively.

Income Taxes

The Company provides income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 uses an asset and liability approach to account for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in deferred tax assets, an allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding the Company’s ability to recognize the benefits of the assets in future years.

The Company establishes reserves when, despite the belief that the Company’s tax return positions are fully supportable, the Company believes that certain positions it has taken might be challenged and ultimately might

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

not be sustained. The Company adjusts these reserves in light of changing facts and circumstances. The Company’s effective tax rate includes the impact of reserve positions and changes to reserves that the Company considers appropriate. A number of years may elapse before a particular matter, for which the Company has established a reserve, is finally resolved. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution would be recognized as a reduction to the effective rate in the year of resolution. The tax reserves are presented on the balance sheet in other long term liabilities. See Note 13.

Earnings per Share

Basic earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed in the same manner as basic net income (loss) after assuming issuance of common stock for all potentially dilutive equivalent shares, whether exercisable or not.

The Series D Preferred Stock is a participating security, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the Series D Preferred Stock as if the Series D Preferred Stock had been converted into common stock. The EITF’s Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” requires that the Preferred Stock be included in the computation of basic earnings per share if the effect of inclusion is dilutive. The Company’s accounting policy requires the use of the two-class method for its participating securities for earnings per share calculations. The Series D Preferred Stock is considered in the calculation of diluted earnings per share under the “if-converted” method, if dilutive.

Stock Based Compensation

The Company follows the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company measures compensation expense for its stock-based employee compensation plans, described further in Note 11, using the intrinsic value method prescribed by the APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure-only provisions of SFAS No. 123. The following table illustrates the effect on net income (loss) available to common stockholders and earnings if the Company had elected to recognize compensation costs based on the fair value at the date of grant for the Company’s common stock awards consistent with the provisions of SFAS No. 123 (see Note 11 for assumptions used in the fair value method):

	2001	2002	2003
	(in thousands)
Net income (loss) applicable to common stock—As reported	$(50,143)	$128,229	$1,817
Add: Amortization of deferred compensation determined under the intrinsic method for employee stock awards, net of tax	880	675	4,465
Less: Total stock-based employee compensation expense determined under the fair value method for employee stock awards, net of tax	(2,016)	(2,419)	(5,632)

Net income (loss) applicable to common stock—Pro forma	$(51,279)	$126,485	$650

Basic net income (loss) per share—As reported	$(0.72)	$1.13	$0.01

Basic net income (loss) per share—Pro forma	$(0.74)	$1.12	$0.00

Diluted net income (loss) per share—As reported	$(0.72)	$0.85	$0.01

Diluted net income (loss) per share—Pro forma	$(0.74)	$0.85	$0.00

The pro forma amounts presented above may not be representative of the future effects on reported net income (loss) and net income (loss) per share, since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS No. 143 on January 1, 2003.

The Company is subject to asset retirement obligations associated with its cell site operating leases, which are subject to the provisions of SFAS No. 143. Cell site lease agreements may contain clauses requiring restoration of the leased site at the end of the lease term, creating an asset retirement obligation. This liability is classified under other long-term liabilities. Landlords may choose not to exercise these rights as cell sites are considered useful improvements. In addition to cell site operating leases, the Company has leases related to switch site, retail, and administrative locations subject to the provisions of SFAS No. 143.

The adoption of SFAS No. 143 resulted in a January 1, 2003 adjustment to record a $0.7 million increase in the carrying values of property and equipment with a corresponding increase in other long-term liabilities. In addition, $0.1 million of accretion, before taxes, was recorded to increase the liability to $0.8 million at adoption.

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The net effect was to record a loss of $74,000 as a cumulative effect adjustment resulting from a change in accounting principle in the Company’s consolidated statements of operations upon adoption on January 1, 2003.

The following pro forma data summarizes the Company’s net income as if the Company had adopted the provisions of SFAS No. 143 on January 1, 2001, including an associated pro forma asset retirement obligation on that date of $0.4 million:

	December 31,
	2001	2002	2003
	(in thousands)
Net income (loss), as reported	$(45,180)	$139,067	$20,566
Pro forma adjustments to reflect retroactive adoption of SFAS No. 143	—	(20)	74
Pro forma adjustments to reflect accretion expense	(16)	(45)	—
Pro forma adjustments to reflect depreciation expense	(4)	(10)	—

Pro forma net income (loss)	(45,200)	$138,992	$20,640

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of SFAS No. 143:

	Pro Forma December 31, 2002	December 31, 2003
	(in thousands)
Beginning asset retirement obligations	$401	$701
Cumulative effect of accounting change, before taxes	—	100
Liabilities incurred	225	—
Accretion/depreciation expense	75	50

Ending asset retirement obligations	$701	$851

3.    Effects of Recent Accounting Pronouncements:

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Company adopted the provisions of this statement on January 1, 2003. See Note 2 for further details.

In November 2002, the EITF of the FASB reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The sale of wireless service with an accompanying handset constitutes a revenue arrangement with multiple deliverables. The Company adopted the provisions of this consensus for revenue arrangements entered into beginning after July 1, 2003. The Company has elected to apply the accounting provisions of this EITF on a prospective basis beginning July 1, 2003. The Company allocates amounts charged to customers between the sale of handsets and the sale of wireless telecommunication services on a relative fair value basis. In most cases, this results in all amounts collected from the customer upon activation of the handset being allocated to the sale of the handset. As a result of this treatment, activation fees included in the consideration at the time of sale are recorded as handset revenue. Prior to the adoption of EITF 00-21, the Company had deferred activation fee revenue and amortized these revenues over the average life of the Company’s subscribers. The existing deferred revenue of $13.5 million at July 1, 2003 continues to be amortized over the remaining life of the customer.

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

4.    PCS Licenses:

PCS licenses represent the 14 C-Block PCS licenses acquired by the Company in the FCC auction in May 1996.

The grant of the licenses by the FCC subjects the Company to certain FCC ownership restrictions. Should the Company fail to qualify under such ownership restrictions, the PCS licenses may be subject to FCC revocation provisions. Management believes that the Company currently complies and will continue to comply with such restrictions. All licenses granted will expire ten years from the date of grant; however, FCC rules provide for renewal provisions. Such renewals are granted routinely without substantial cost.

In February 2002, the Company consummated the sale of 10 MHz of a single 30 MHz PCS license for cash consideration of $286.2 million, $145.0 million of which was paid in advance of the sale in 2001, plus the assumption by the purchaser of $3.8 million in FCC debt resulting in a gain of $279.0 million and in the reduction of the PCS license carrying value at December 31, 2002.

5.    Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2002	2003
Accounts payable	$18,552	$48,492
Book overdraft	3,884	4,708
Accrued property and equipment	28,953	47,121
Accrued liabilities	2,905	35,428
Payroll and employee benefits	4,313	5,446
Accrued interest	647	4,847
Taxes, other than income	20,759	6,277
Taxes payable	8,993	304
Other	823	1,065

Accounts payable and accrued expenses	$89,829	$153,688

6.    Long-Term Debt:

Long-term debt consisted of the following at December 31 (in thousands):

	2002	2003
FCC notes	$56,242	$46,771
Senior Notes	—	150,000
Microwave clearing obligations	2,397	3,817

Total face-value debt	58,639	200,588
Less—Original issue discount	(7,789)	(4,793)

Total debt	50,850	195,795
Less—Current maturities	(9,499)	(13,362)

Total long-term debt	$41,351	$182,433

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Maturities of the principal amount of long-term debt at face value are as follows (in thousands):

For the Year Ending December 31,
2004	$13,362
2005	14,252
2006	15,201
2007	3,956
2008	296
Thereafter	153,521

Total	$200,588

The FCC Notes mature in January 2007, bear 6.5% interest per annum and provide for quarterly payments of interest only until April 2003 and principal and interest thereafter until maturity. The FCC notes are secured by a first priority interest in the PCS licenses.

Based on an estimated fair market borrowing rate of 14% at time of issuance, the FCC notes are recorded on the Company’s financial statements at December 31, 2002 and 2003, at the discounted value of $48.5 million and $42.0 million, respectively. The discount of $7.8 million and $4.8 million at December 31, 2002 and 2003, respectively, is amortized using the effective interest method over the term of the debt. Amortization of the original issue discount resulted in additional interest expense of $2.7 million, $3.0 million and $3.0 million for the years ended December 31, 2001, 2002 and 2003, respectively. In February, 2002, $3.8 million in face value of FCC notes were assumed by the purchaser of 10 MHz of spectrum of a single 30 MHz license.

In the event that the Company becomes unable to meet its obligations under an individual FCC note or otherwise violates regulations applicable to holders of PCS licenses, the FCC could take a variety of actions, including requiring immediate repayment of amounts due under that individual FCC note, the revocation of the PCS license related to that FCC note, and fining the Company an amount equal to the difference between the price at which the Company acquired the license and the amount of the winning bid at a subsequent auction of that license, plus an additional penalty of 3% of the lesser of the subsequent winning bid and the Company’s bid amount. The Company is current with its obligations under these notes.

As provided by FCC regulations, and further discussed in Note 8, the Company has opted to make payments on the installment method to the various carriers to whom it owes a microwave cost sharing liability. The Company has remitted a 10% down payment upon presentation of the supported costs by the carrier and makes payments to the carriers for the same terms as the FCC notes which mature in 10 years from inception.

In October 1998, the Company sold $30.0 million of Senior Notes due October 2006 to Lucent (the “Lucent Senior Notes”) and warrants to purchase $6.0 million of Class C Common Stock (the “Warrants”), which were exercisable upon grant. In addition, the Company issued contingent warrants (the “Contingent Warrants”) to purchase $3.0 million of Class C Common Stock, which were contingent upon the Company not repaying the Lucent Senior Notes before February 2001. The Contingent Warrants to purchase $3.0 million of Class C Common Stock became exercisable in February 2001, and were recorded as additional $3.0 million in original issue discount. During 2000, Lucent and the Company amended the Lucent Senior Notes and increased the amount outstanding by $3.6 million for interest payments that were deferred. The Lucent Senior Notes were recorded on the Company’s financial statements at December 31, 2000 at the accreted value of $34.5 million. The original issue discount of $1.3 million at December 31, 2000 was amortized using an effective interest rate of 16.85%, which resulted in additional interest expense of $0.6 million during 2001. The Lucent Senior Notes bore interest at a variable rate equal to either (a) LIBOR plus an applicable margin or (b) a base rate (defined as

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

the higher of the prime rate or the federal funds rate plus 0.5%) plus an applicable margin, which was payable quarterly, and was secured by substantially all assets of the Company. The weighted average interest in effect for the period ended December 31, 2001 with respect to the Lucent Senior Notes was 9.73%.

In October 1998, the Company entered into an Unsecured Creditors’ Credit Agreement with Lucent to fund up to $18 million of the unsecured creditors’ fund, as defined, in the Company’s plan of reorganization under the United States Bankruptcy Code. The Unsecured Creditors’ Credit Agreement provided for payment of fees for the undrawn amount of the commitment and for interest to be paid quarterly on amounts funded under the agreement at a rate which is the greater of (a) the prime rate in effect on any day or (b) the federal funds effective rate plus one-half of 1%, plus an applicable margin which escalated quarterly. As part of the Unsecured Creditors’ Credit Agreement, the Company issued warrants to purchase 1,371,180 shares of Class C Common Stock at an exercise price of approximately $0.02 per share. Lucent was entitled to exercise these warrants at any time prior to October 8, 2008. The fair value of these warrants at the time of issuance, $2.3 million, and an initial commitment fee of $0.7 million was recorded as debt issuance cost and was amortized over the term of the Unsecured Creditors’ Credit Agreement. In February 2001, the Unsecured Creditors’ Credit Agreement was terminated by the Company and the remaining debt issuance cost was expensed because such cost had no future benefit.

In September 2001, the Company paid Lucent $13.9 million to settle the Warrants, Contingent Warrants and the 1,371,180 warrants associated with the Unsecured Creditors’ Credit Agreement and $39.8 million to settle the Lucent Senior Notes and other liabilities. See Note 10 for further discussion.

On September 29, 2003, the Company completed the sale of $150.0 million of 10¾% Senior Notes due 2011 (the “Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by all of the Company’s current and future domestic restricted subsidiaries, other than certain immaterial subsidiaries. The Company has no independent assets or operations. The guarantees are full and unconditional and joint and several, and currently there are no subsidiaries of the Company other than the subsidiary guarantors. The Senior Notes rank equally in right of payment with all of the Company’s future senior unsecured indebtedness, and rank senior to all of the Company’s future subordinated indebtedness. The Senior Notes are effectively subordinated, however, to the Company’s existing and future secured indebtedness to the extent of the collateral securing such indebtedness. The Company may redeem some or all of the Senior Notes at any time on or after October 1, 2007, beginning at 105.375% of principal amount, plus accrued and unpaid interest, decreasing to 100% of principal amount, plus accrued and unpaid interest on October 1, 2009. In addition, prior to October 1, 2006, the Company may redeem up to 35% of the Senior Notes with the net proceeds of equity sales at 110.75% of principal amount, plus accrued and unpaid interest; provided that the redemption occurs within 90 days of the closing of such offering. The indenture also contains repurchase provisions related to asset sales and changes in control. Additionally, the indenture, among other things, restricts the ability of MetroPCS, Inc. and its restricted subsidiaries under certain conditions to:

•	incur additional indebtedness and, in the case of our restricted subsidiaries, issue preferred stock;

•	create liens on their assets;

•	pay dividends or make other restricted payments;

•	make investments;

•	enter into transactions with affiliates;

•	sell or make dispositions of assets;

•	place restrictions on the ability of subsidiaries to pay dividends or make other payments to MetroPCS, Inc.;

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

•	engage in certain business activities; and

•	merge or consolidate.

The net proceeds of the offering were approximately $144.5 million after estimated underwriter fees and other debt issuance costs of $5.5 million which have been recorded in long-term other assets and are being amortized over the life of the debt. Of such costs, $0.1 million is included in accounts payable and accrued expenses. The net proceeds will be used to further deploy the Company’s network and related infrastructure, as well as for general corporate purposes. The Company is subject to certain covenants set forth in the indenture governing the Senior Notes. The Company was in compliance with these covenants at December 31, 2003.

The carrying amount of the Company’s debt approximates fair value at December 31, 2002 and 2003 based on the Company’s estimate of interest rates that would be obtained for new debt with similar terms.

7.    Concentrations:

The Company purchases a substantial portion of its wireless infrastructure equipment and handset equipment from only a few major suppliers. Further, the Company relies on one key vendor in each of the following areas: billing services, customer care, handset logistics and payroll processing. Loss of any of these suppliers could adversely affect operations temporarily until a comparable substitute could be found.

Local and long-distance telephone and other companies provide certain communication services to the Company. Disruption of these services could adversely affect operations in the short term until an alternative telecommunication provider was found.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the diversity of the Company’s indirect retailer base.

8.    Commitments and Contingencies:

Until April 2005, the Company may be required to share radio frequency spectrum with existing fixed microwave licensees operating on the same spectrum as the Company’s. To the extent that the Company’s PCS operations interfere with those of existing microwave licensees, the Company will be required to pay for the relocation of the existing microwave station paths to alternate spectrum locations or transmission technologies. The FCC adopted a transition plan to move those microwave users to different locations on the spectrum. The FCC also adopted a cost sharing plan, so that if the relocation of a microwave user benefits more than one PCS licensee, all benefiting PCS licensees are required to share the relocation costs. After the expiration of the FCC-mandated transition and cost sharing plans in April 2005, any remaining microwave user operating in the PCS spectrum must relocate if it interferes with a PCS licensee’s operations, and it will be responsible for its own relocation costs. The Company does not believe the costs to relocate existing microwave station paths to alternate spectrum locations or transmission technologies will be material to the Company’s financial position or results of operations.

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company has entered into non-cancelable operating lease agreements to lease facilities, certain equipment and sites for towers and antennas required for the operation of its wireless networks. Future minimum rental payments required for all non-cancelable operating leases at December 31, 2003 are as follows (in thousands):

Year Ending December 31:
2004	$29,337
2005	29,710
2006	28,510
2007	21,033
2008	18,050
Thereafter	46,245

Total	$172,885

Total rent expense for the years ended December 31, 2001, 2002 and 2003 was $6.4 million, $22.8 million and $27.6 million, respectively.

In May 2001, the Company entered into a purchase commitment with Lucent for the purchase of personal communication services systems totaling $161.0 million: $86.9 million, $46.1 million and $28.0 million to be purchased for the years ended December 31, 2001, 2002 and 2003, respectively. At December 31, 2003, the Company had no outstanding commitments on this agreement.

The Company entered into non-cancelable purchase agreements with a vendor for the acquisition of expansion carriers installed in base stations which are recorded in property and equipment upon shipment. Under these agreements, the Company agrees to pay for the base stations upon shipment, and the expansion carriers at the earlier of the date the carrier is turned on or twelve months from the shipment date of the base station for the first expansion carrier, and the earlier of the date the carrier is turned on or twenty-four months from the shipment date of the base station for the second expansion carrier. Outstanding obligations under these purchase agreements were $9.2 million and $22.1 million at December 31, 2002 and 2003, respectively. Of these amounts, $9.2 million and $13.6 million were included in accounts payable at December 31, 2002 and 2003, respectively, and $8.5 million was included in other long-term liabilities at December 31, 2003.

Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters is not expected to have a material adverse impact on the Company’s financial position, results of operations or liquidity.

9.    Series D Cumulative Convertible Redeemable Participating Preferred Stock:

In July 2000, the Company executed a Securities Purchase Agreement, which was subsequently amended (as amended, the “SPA”). Under the SPA, the Company sold Series D Cumulative Convertible Redeemable Participating Preferred Stock (“Series D Preferred Stock”). In January 2001, the Company finalized $350.0 million in commitments to purchase Series D Preferred Stock. Of this commitment, net proceeds of $88.2 million and $160.0 million were received in 2001 and 2002, respectively. In 2003, the Company called the remaining commitments for the Series D Preferred Stock for proceeds of approximately $65.5 million. Additionally, all principal and accrued interest totaling $5.1 million on the Company’s 2002 Subordinated Convertible Notes were converted into Series D Preferred Stock. Dividends accrue at an annual rate of 6% of the liquidation value of $100 per share on the Series D Preferred Stock. Dividends of $5.0 million, $10.8 million and $18.7 million were accrued for the years ended December 31, 2001, 2002 and 2003, respectively, and are included in the Series D Preferred Stock balance.

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Each share of Series D Preferred Stock is converted into Class C Common Stock upon the event of (i) the completion of a qualified public offering, as defined in the agreement, (ii) the Company’s Class C Common Stock trades on a national securities exchange for a period of 30 consecutive trading dates above a price that implies a market valuation of the Series D Preferred Stock in excess of twice the initial purchase price of the Series D Preferred Stock, or (iii) 66 2/3% of holders of the Series D Preferred Stock provide written notice to the Company stating the Series D Preferred Stock is to be converted into Class C Common Stock. The Series D Preferred Stock and the accrued but unpaid dividends thereon are convertible into Class C Common Stock at $4.70 per share of Class C Common Stock, which per share amount is subject to adjustment in accordance with the terms of the certificate of designations relating to the Series D Preferred Stock. If not previously converted, the Company is required to redeem all outstanding shares of Series D Preferred Stock on July 17, 2015, at the liquidation preference plus accrued but unpaid dividends.

The holders of Series D Preferred Stock, as a class with the holders of the Class C Common Stock, have the right to vote on all matters as if each share of Series D Preferred Stock had been converted into Class C Common Stock, except for the election of directors. See Note 10. The holders of Series D Preferred Stock, as a class, can nominate one member of the Board of Directors. Each share of Series D Preferred Stock is entitled to a liquidation preference equal to the sum of:

•	the per share liquidation value, plus

•	the greater of:

•	the amount of all accrued and unpaid dividends and distributions on such share, and

•	the amount that would have been paid in respect of such share had it been converted into Class C Common Stock immediately prior to the event that triggered payment of the liquidation preference.

The SPA defines a number of events of noncompliance. Upon an occurrence of an event of noncompliance, the holders of not less than 66 2/3% of the then outstanding shares of Series D Preferred Stock can request the Company to redeem the outstanding shares at an amount equal to the liquidation preference plus accrued but unpaid dividends. The Company was in compliance at December 31, 2003.

10.    Capitalization:

Conversion of Debt

From inception through February 1998, the Company issued various warrants in conjunction with sales of stock and in exchange for consulting services. As of December 31, 2003, the total number of warrants outstanding, and the exercise prices related thereto, are as follows:

Price	Issued	Outstanding
Warrants for Class B Shares
$0.0002	528,000	528,000
$0.0167	102,000	102,000

Total Warrants for Class B Shares	630,000	630,000

Warrants for Class C Shares
$0.0002	27,286,766	12,564,090
$0.0167	7,791,840	1,828,080
$1.6667	414,000	414,000

Total Warrants for Class C Shares	35,492,606	14,806,170

Total Warrants	36,122,606	15,436,170

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In September 2001, the Company executed a Termination and Release Agreement with Lucent whereby all amounts owed under the Lucent Senior Notes including interest, costs of counsel and indemnity amounts together with $6.0 million aggregate denomination of Class C Common Stock Warrants and $3.0 million aggregate denomination of Class C Common Stock Contingent Warrants issued pursuant to the Lucent Senior Notes and 1,371,180 Class C Common Stock Warrants issued pursuant to the Unsecured Creditors’ Credit Agreement were fully settled and terminated for cash consideration of $53.7 million. Approximately $39.8 million was allocated to the retirement of the Lucent Senior Notes resulting in a loss on the early extinguishment of debt of $7.1 million. The remaining $13.9 million was allocated to the repurchase of the warrants resulting in a reduction of paid-in capital.

Redemption

If, at any time, ownership of shares of Class C Common Stock by a holder would cause the Company to violate any FCC ownership requirements or restrictions, the Company may, at the option of the Board of Directors, redeem a number of shares of Class C Common Stock sufficient to eliminate such violation.

Conversion Rights

Each share of Class A and B Common Stock shall automatically be converted into one share of Class C Common Stock in January 2007 or such earlier date as may be determined by the Board of Directors. The Board of Directors may approve the conversion of shares of Class B Common Stock into shares of Class C Common Stock at any time following the consummation of an initial public offering of the Company’s capital stock.

Voting Rights

The holders of Class A Common Stock, as a class, have the right to (i) vote 50.1% of the Company’s voting interests on all matters and (ii) elect four (of seven) members of the Board of Directors. The holders of Class B Common Stock, as a class, have no voting rights. The holders of Class C Common Stock, as a class with the holders of Series D Preferred Stock, have the right to (i) vote 49.9% of the Company’s voting interests on all matters and (ii) elect the remaining number of members of the Board of Directors (collectively, three of seven) as are from time-to-time set forth in the Company’s bylaws.

11.    Stock Option Plan:

The Company has a stock option plan (the “Option Plan”) under which it grants options to purchase Class B and Class C Common Stock. As of December 31, 2002 and 2003, the maximum number of shares reserved for the Option Plan was 24,643,000 shares. The Option Plan is administered by the Board of Directors. Vesting periods and terms for stock option grants are determined by the plan administrator. No option granted shall have a term in excess of fifteen years. Options granted during 2001, 2002 and 2003 have a vesting period of three to four years.

Options granted under the Option Plan are exercisable upon grant. Shares received upon exercising options are restricted from sale based on a vesting schedule. In the event an option holder’s service with the Company is terminated, the Company may repurchase unvested shares issued under the Option Plan at the option exercise price.

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Generally, the value of the options is determined by using a Black-Scholes pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. The Company utilized the following weighted-average assumptions in estimating the fair value of the options grants in 2001, 2002 and 2003:

	2001	2002	2003
Expected dividends	0.00%	0.00%	0.00%
Expected volatility	43.63%	60.67%	68.01%
Risk-free interest rate	4.60%	4.08%	2.82%
Expected lives in years	5.00	5.00	5.00

Weighted-average fair value of options:
Granted at below market price	$1.47	$1.73	$2.76
Weighted-average exercise price of options:
Granted at below market price	$2.35	$2.35	$2.35

The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate, and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option pricing model may not provide a reliable estimate of the fair value of employee stock options.

A summary of the status of the Company’s Option Plan as of December 31, 2001, 2002 and 2003, and changes during the periods then ended, is presented in the table below:

	2001		2002		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding and exercisable, beginning of year	15,538,980	$0.51	18,873,913	$0.64	19,113,663	$0.78
Granted	3,816,133	2.35	1,551,950	2.35	2,026,850	2.35
Exercised	(100,334)	2.35	(759,350)	0.25	(141,892)	0.30
Forfeited	(380,866)	2.35	(552,850)	1.24	(306,874)	2.35

Outstanding and exercisable, end of year	18,873,913	0.64	19,113,663	0.78	20,691,747	0.91

Options vested at year-end	12,497,739		14,939,324		16,551,391

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Vested
Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.12	12,687,380	8.2	$0.12	12,687,380	$0.12
$0.50	798,000	11.5	$0.50	681,625	$0.50
$2.35	7,206,367	8.2	$2.35	3,182,386	$2.35

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

During 2002, 759,350 options granted under the Option Plan were exercised for 726,850 shares of Class B Common Stock and 32,500 shares of Class C Common Stock for an aggregate of approximately $188,000. During 2003, 141,892 options granted under the Option Plan were exercised for 130,000 shares of Class B Common Stock and 11,892 shares of Class C Common Stock for total proceeds of approximately $43,000.

As of December 31, 2001, 2002, and 2003, options outstanding under the Option Plan have a weighted average remaining contractual life of 10.3, 9.1 and 8.3 years, respectively.

During 2001, 2002 and 2003, the Company recorded deferred compensation of $2.5 million, $0.8 million and $3.4 million, representing the difference between the estimated fair value of the stock and the option exercise price at the date of grant. The deferred compensation is amortized over the vesting period. The Company recognized amortization of deferred compensation of $1.5 million, $1.1 million and $1.1 million in 2001, 2002 and 2003, respectively. In addition, the Company has approximately 1.7 million stock options outstanding that are required to be marked-to-market under variable accounting. The Company recognized additional compensation expense of $6.2 million related to these options in 2003 to reflect an increase in the estimated value of the Company’s common stock.

12.    Employee Benefit Plan:

The Company sponsors a savings plan under Section 401(k) of the Internal Revenue Code for the majority of its employees. The plan allows employees to contribute a portion of their pretax income in accordance with specified guidelines. The Company does not match employee contributions but may make discretionary or profit-sharing contributions. The Company has made no contributions to the savings plan through December 31, 2003.

13.    Income Taxes:

The provision for taxes on income consists of the following (in thousands):

	2001	2002	2003
Current:
Federal	$—	$7,186	$1,087
State	—	1,807	556

	—	8,993	1,643

Deferred:
Federal	—	8,325	12,424
State	—	1,769	1,598

	—	10,094	14,022

Provision for income taxes	$—	$19,087	$15,665

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The Company’s significant deferred tax assets and liabilities and the changes in those assets and liabilities were as follows (in thousands):

	2002	Change	2003
Start-up costs capitalized for tax purposes	$7,434	$(2,534)	$4,900
Net operating loss carry forward	—	30,126	30,126
Net basis difference in PCS licenses	14,884	(3,606)	11,278
Revenue deferred for book purposes	6,426	(2,495)	3,931
Accrued interest expense	3,548	(3,548)	—
Allowance for doubtful accounts	2,786	(1,368)	1,418
Deferred rent expense	1,107	458	1,565
Deferred compensation	1,005	2,872	3,877
Accrued property tax	900	(635)	265
Inventory	—	840	840
Accrued vacation	437	(24)	413
Depreciation	(42,184)	(35,915)	(78,099)
Deferred cost of handset sales	(3,125)	558	(2,567)
Amortization of original issue discount	(3,077)	1,184	(1,893)
Other	(235)	65	(170)
Valuation allowance	—	—	—

	$(10,094)	$(14,022)	$(24,116)

At December 31, 2001, the Company had approximately $45 million of net operating loss carryforwards for federal income tax purposes. In connection with the gain on sale of spectrum (see Note 4) the Company fully utilized the net operating loss carryforward in 2002. During 2003, the Company generated approximately $76.8 million of net operating loss for federal income tax purposes, of which $15.3 million will be carried back to 2002 and the remaining amount of $61.5 million will be available for carryforward to offset future income. In addition, the Company has approximately $162 million of net operating loss carryforwards for state income tax purposes. The federal net operating loss will expire in 2023. The state net operating losses will begin to expire in 2013. The Company has been able to take advantage of additional depreciation available under federal tax law in 2002 and 2003 for federal income tax purposes, therefore creating a significant deferred tax liability. The reversal of the timing differences which gave rise to the deferred tax liability will allow the Company to benefit from the deferred tax assets. As such, the valuation allowance was released in 2002.

A reconciliation of income taxes computed at the United States federal statutory income tax rate (35%) to the provision for income taxes reflected in the consolidated statements of operations for the years ended December 31, 2001, 2002 and 2003 is as follows (in thousands):

	2001	2002	2003
U.S. Federal income tax (benefit) provision at statutory rate	$(15,813)	$55,354	$12,681
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax impact	(2,033)	7,117	1,630
Change in valuation allowance	16,128	(43,209)	—
Resolution of federal income tax audit	—	—	647
Other	1,718	(175)	707

Provision for income taxes	$—	$19,087	$15,665

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

14.    Net Income (Loss) Per Common Share:

	2001	2002	2003
	(In Thousands, except Share Information)
Basic EPS—Two-Class Method:
Net income (loss) before cumulative effect of change in accounting principle	$(45,180)	$139,067	$20,640
Accrued dividends on Series D Preferred Stock	(4,963)	(10,838)	(18,749)

Net income (loss) attributable to Common Stockholders before cumulative effect of change in accounting principle	$(50,143)	$128,229	$1,891
Amount allocable to Common Stockholders	100%	64%	50%

Rights to undistributed earnings (losses)	$(50,143)	$82,067	$946
Weighted average common shares outstanding	69,805,472	72,495,481	72,866,107
Basic EPS—before cumulative effect of change in accounting principle	$(0.72)	$1.13	$0.01

Cumulative effect of change in accounting principle	—	—	(74)
Amount allocable to Common Stockholders	100%	64%	50%

Rights to undistributed earnings (losses)	$—	$—	$(37)
Weighted average common shares outstanding	69,805,472	72,495,481	72,866,107
Cumulative effect of change in accounting principle	$—	$—	$0.00

Net income attributable to Common Stockholders	$(50,143)	$128,229	$1,817
Amount allocable to Common Stockholders	100%	64%	50%

Rights to undistributed earnings (losses)	$(50,143)	$82,067	$909
Weighted average common shares outstanding	69,805,472	72,495,481	72,866,107

Basic EPS	$(0.72)	$1.13	$0.01

Diluted EPS:
Net income (loss) before cumulative effect of change in accounting principle allocable to Common Stockholders	$(50,143)	$82,067	$946
Cumulative effect of change in accounting principle, allocable to Common Stockholders	—	—	(37)

Net income (loss), allocable to Common Stockholders	$(50,143)	$82,067	$909
Weighted average common shares outstanding	69,805,472	72,495,481	72,866,107
Dilutive effect of stock options and warrants	—	23,513,208	25,642,822

Weighted average common stock and common stock equivalents outstanding	69,805,472	96,008,689	98,508,929
Diluted EPS—before cumulative effect of change in accounting principle	$(0.72)	$0.85	$0.01
Cumulative effect of change in accounting principle	—	—	0.00

Diluted EPS	$(0.72)	$0.85	$0.01

At December 31, 2001, 2002 and 2003, 18.4 million, 41.2 million and 72.9 million of convertible shares of Series D preferred stock, respectively, were excluded from the calculation of diluted earnings per share since the effect was anti-dilutive.

At December 31, 2001, 18.2 million of warrants to purchase common stock were excluded from the calculation of diluted earnings per share since the effect was anti-dilutive.

At December 31, 2001, 7.6 million of options to purchase common stock were excluded from the calculation of diluted earnings per share since the effect was anti-dilutive.

MetroPCS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

15.    Supplemental Cash Flow Information:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Cash paid for interest	$9,742	$3,805	$3,596
Cash paid for income taxes	—	—	21

Non-cash investing and financing activities:

The Company accrued dividends of $5.0 million, $10.8 million and $18.7 million related to the Series D Preferred Stock for the years ended December 31, 2001, 2002 and 2003, respectively.

The Company accrued $36.0 million, $29.0 million and $55.6 million of plant and equipment at December 31, 2001, 2002 and 2003, respectively.

The Company accrued $0, $2.8 million and $1.0 million of microwave relocation costs at December 31, 2001, 2002 and 2003, respectively.

In 2002, the Company sold 10 MHz of spectrum in which $3.8 million of face value FCC debt was assumed by the purchaser (see Note 4).

16.    Quarterly Results of Operations (Unaudited)

The following table summarizes the Company’s quarterly financial data for the two years ended December 31, 2002 and 2003, respectively (in thousands):

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$5,737	$22,421	$36,994	$60,443
Income/(loss) from operations	243,832	(32,140)	(25,214)	(22,483)
Net income (loss)	190,434	(20,334)	(16,205)	(14,828)
Basic earnings (loss) per share	1.88	(0.31)	(0.26)	(0.26)
Diluted earnings (loss) per share	1.43	(0.31)	(0.26)	(0.26)

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$99,398	$107,650	$116,852	$135,582
Income from operations	1,811	19,088	15,593	9,403
Income before cumulative effect of change in accounting principle	83	10,693	8,514	1,350
Net income	9	10,693	8,514	1,350
Net income (loss) allocable to Common Stockholders	(4,259)	3,158	1,840	(3,762)
Net income (loss) per share
Basic
Income before cumulative effect of change in accounting principle	(0.06)	0.04	0.03	(0.05)
Cumulative effect of change in accounting principle, net of tax	(0.00)	—	—	—

Net income (loss) per share—basic	(0.06)	0.04	0.03	(0.05)
Diluted
Income before cumulative effect of change in accounting principle	(0.06)	0.03	0.02	(0.05)
Cumulative effect of change in accounting principle, net of tax	(0.00)	—	—	—

Net income (loss) per share—diluted	(0.06)	0.03	0.02	(0.05)

Net income for the first quarter of 2002 included a $279.0 million ($245.3 million after tax) gain on the sale of spectrum in our Atlanta market.

In the first and fourth quarters of 2003 the net loss per share, allocable to Common Stockholders, resulted from the accrued dividends on Series D preferred stock.

17.    Related-Party Transactions:

The Company paid approximately $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2001, 2002 and 2003, respectively, to a firm for professional services, a partner of which is a director of the Company. The Company paid approximately $1.3 million, $0.1 million and $0.7 million for the years ended December 31, 2001, 2002 and 2003, respectively, to a firm for professional services, a partner of which is related to a Company officer.

18.    Subsequent Event:

On March 23, 2004, MetroPCS Communications, Inc., a wholly owned subsidiary of the Company, filed a registration statement on Form S-1 with the Securities and Exchange Commission for the purpose of effecting an initial public offering of common stock.

Report of Independent Auditors on

Financial Statement Schedule

To the Board of Directors of MetroPCS, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 25, 2004, except for Note 18 which is as of March 23, 2004, appearing in this Annual Report on Form 10-K also included an audit of the consolidated financial statement schedule of listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas

February 25, 2004

SCHEDULE II

MetroPCS, Inc. and Subsidiaries

Consolidated Valuation and Qualifying Accounts

For the Period December 31, 2000 through 2003

(in thousands)

Classification	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance At End of Period
December 31, 2001
Allowance for doubtful accounts	—	—	—	—		—
Deferred tax valuation	15,921	27,288	—	—		43,209
December 31, 2002
Allowance for doubtful accounts	—	383	—	—		383
Deferred tax valuation	43,209	—	—	(43,209	)(1)	—
December 31, 2003
Allowance for doubtful accounts	383	991	—	(289)		1,085
Deferred tax valuation	—	—	—	—		—

(1)	This amount represents the reversal of the valuation allowance as a result of the sale of the spectrum and the utilization of the NOL carryforward. See Note 13.