Form 10-Q
period 2004-03-31
METROPCS INC
filed 2004-05-11
CIK 1121026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC, 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-111470

MetroPCS, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	75-2550006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8144 Walnut Hill Lane, Suite 800, Dallas, Texas 75231

(Address of principal executive offices)

(Zip Code)

(214) 265-2550

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, on May 10, 2004 was 86,222,135.

MetroPCS, Inc.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MetroPCS, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Information)

(Unaudited)

	December 31, 2003	March 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$235,965	$185,109
Inventory, net	21,210	22,957
Accounts receivable (net of allowance of $1,085 and $1,377 at December 31, 2003 and March 31, 2004, respectively)	8,678	9,042
Prepaid expenses	5,292	7,528
Deferred charges	6,498	8,894
Current deferred tax asset	6,675	6,675
Other current assets	8,833	11,774

Total current assets	293,151	251,979
Property and equipment, net	482,965	519,549
Restricted cash and investments	1,248	1,422
Long-term investments	19,000	15,999
PCS licenses	90,619	90,619
Microwave relocation costs	10,000	9,872
Other assets	5,511	5,780

Total assets	$902,494	$895,220

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$153,688	$121,677
Current maturities of long-term debt	13,362	13,579
Deferred revenue	31,091	36,472
Other current liabilites	2,295	1,673

Total current liabilities	200,436	173,401
Long-term debt, net	182,433	179,523
Deferred tax liabilities	30,791	38,208
Long-term deferred revenue	30	105
Deferred rents	3,961	4,397
Other long-term liabilities	20,554	20,933

Total liabilities	438,205	416,567

COMMITMENTS AND CONTINGENCIES (Note 9)
SERIES D CUMULATIVE CONVERTIBLE REDEEMABLE PARTICPATING PREFERRED STOCK, par value $.0001 per share, 4,000,000 shares designated, 3,500,947 and 3,500,953 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively Liquidation preference of $384,841 and $389,588, at December 31, 2003 and March 31, 2004, respectively	379,401	384,267
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.0001 per share, 5,000,000 shares authorized, 4,000,000 of which have been designated as Series D Preferred Stock, no shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	—	—
Common stock, par value $.0001 per share -
Class A, 300 shares authorized, 180 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	—	—
Class B, 60,000,000 shares authorized, 7,817,570 and 8,227,570 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	1	1
Class C, 240,000,000 shares authorized, 65,365,806 shares and 74,478,750 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	7	8
Additional paid-in capital	88,908	92,415
Subscriptions receivable	(92)	(93)
Deferred compensation	(4,229)	(4,328)
Retained earnings	293	6,383

Total stockholders’ equity	84,888	94,386

Total liabilities and stockholders’ equity	$902,494	$895,220

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Share Information)

(Unaudited)

	Three Months Ended March 31,
	2003	2004
REVENUES:
Service revenues	$75,999	$132,921
Equipment revenues	23,399	40,077

Total revenues	99,398	172,998

OPERATING EXPENSES:
Cost of service (excluding depreciation included below)	25,929	40,909
Cost of equipment	44,213	64,047
Selling, general and administrative expenses (excludes non-cash compensation)	18,046	28,916
Non-cash compensation	241	3,256
Depreciation and amortization	9,047	12,774
Loss on sale of assets	111	87

Total operating expenses	97,587	149,989

INCOME FROM OPERATIONS	1,811	23,009

OTHER (INCOME) EXPENSE:
Interest expense	1,755	5,572
Interest income	(140)	(616)
Gain on extinguishment of debt	—	(201)

Total other expense	1,615	4,755

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	196	18,254
Provision for income taxes	(113)	(7,417)

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	83	10,837
Cumulative effect of change in accounting principle, net of tax	(74)	—

NET INCOME	9	10,837
ACCRUED DIVIDENDS ON SERIES D PREFERRED STOCK	(4,268)	(4,747)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(4,259)	$6,090

NET INCOME (LOSS) PER SHARE: (Note 8)
BASIC
Income before cumulative effect of change in accounting principle	$(0.06)	$0.04
Cumulative effect of change in accounting principle	(0.00)	—

NET INCOME (LOSS) PER SHARE – BASIC	$(0.06)	$0.04

DILUTED
Income before cumulative effect of change in accounting principle	$(0.06)	$0.03
Cumulative effect of change in accounting principle	(0.00)	—

NET INCOME (LOSS) PER SHARE – DILUTED	$(0.06)	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9	$10,837
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Cumulative effect of change in accounting	74	—
Gain on extinguishment of debt	—	(201)
Loss on sale of assets	111	87
Depreciation and amortization	9,047	12,774
Non-cash interest expense	784	688
Bad debt expense	749	433
Equity based compensation expense	—	2,965
Amortization of deferred compensation	241	291
Accretion of asset retirement obligation	25	79
Deferred rent	414	435
Deferred taxes	113	7,417
Costs of abandoned cell sites	477	183
Changes in assets and liabilities -
Inventory	(2,057)	(1,747)
Accounts receivable	(4,883)	(797)
Prepaid expenses	(1,208)	(2,236)
Deferred charges and other current assets	1,295	(5,337)
Accounts payable, accrued expenses & deferred revenue	(10,017)	(1,503)

Net cash provided by (used in) operating activities	(4,826)	24,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(390)	(3,174)
Proceeds from sale of investments	762	6,004
Microwave relocation	(96)	(19)
Purchase of property and equipment	(26,899)	(73,338)

Net cash used in investing activities	(26,623)	(70,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdraft	5,671	(1,908)
Repayment of notes	(90)	(3,059)
Proceeds from sale of Series D Preferred Stock, net of issuance cost	—	1
Proceeds from exercise of stock options	—	269

Net cash provided by (used in) financing activities	5,581	(4,697)

DECREASE IN CASH AND CASH EQUIVALENTS	(25,868)	(50,856)

CASH AND CASH EQUIVALENTS, beginning of period	61,717	235,965

CASH AND CASH EQUIVALENTS, end of period	$35,849	$185,109

The accompanying notes are an integral part of these consolidated financial statements.

MetroPCS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Business Operations

MetroPCS, Inc., a Delaware corporation (“MetroPCS”), together with its wholly owned subsidiaries (collectively, the “Company”), is a wireless communications carrier that offers digital wireless service in the metropolitan areas of Atlanta, Miami, San Francisco and Sacramento. The Company initiated the commercial launch of its first market in January 2002 and was in the development stage for 2000 and 2001. The Company is headquartered in Dallas, Texas and has approximately 859 employees Company-wide as of March 31, 2004.

In March 2004, MetroPCS formed a wholly owned subsidiary named MetroPCS Communications, Inc. On March 23, 2004, MetroPCS Communications, Inc. filed a registration statement on Form S-1 with the Securities and Exchange Commission to effect an initial public offering of its common stock. MetroPCS plans to merge with a subsidiary of MetroPCS Communications, Inc., pursuant to a transaction that will result in the stock of MetroPCS converting into stock of MetroPCS Communications, Inc. and thus MetroPCS becoming a wholly owned subsidiary of MetroPCS Communications, Inc. The consummation of this merger is contingent upon the receipt of FCC approval.

Note 2 — Basis of Presentation of Unaudited Interim Financial Statements

The unaudited consolidated balance sheet as of March 31, 2004, the unaudited consolidated statements of operations for the three months ended March 31, 2003 and 2004, the unaudited consolidated statements of cash flows for the three months ended March 31, 2003 and 2004 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2003. In the opinion of management, the interim data includes all normal and recurring adjustments necessary for a fair presentation of results for the interim periods. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

Certain reclassifications have been made to prior period balances to conform to current period presentation. These reclassifications had no effect on the results of operations or stockholders’ equity as previously reported.

Note 3 — Principles of Consolidation

The unaudited consolidated financial statements include the accounts of MetroPCS and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated. The Company manages the business as one reportable business segment – wireless voice and data services and products.

As of March 31, 2004, MetroPCS Communications, Inc. was the only non-guarantor subsidiary of MetroPCS. All other subsidiaries were guarantors of MetroPCS’s 10 3/4% Senior Notes due 2011 with such guarantees being full and unconditional and joint and several. MetroPCS Communications, Inc. was considered a minor subsidiary as of and for the three months ended March 31, 2004 and therefore, no condensed consolidating financial statements of the Company have been presented.

Note 4 — Effects of Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, which requires, among other items, the use of the two-class method for calculating earnings per share when participating convertible securities exist. The consensus is effective for fiscal periods beginning after March 31, 2004 and requires restatement of prior periods if the two-class method has not been used. The Company’s accounting policy, under FASB Statement No. 128, “Earnings per Share”, was to calculate earnings per share under both the two-class and if-converted method and report earnings per share on the method that was most dilutive. The adoption of EITF 03-06 will not have an effect on the Company’s financial statements as the two-class method is currently being followed.

Note 5— Stock Based Compensation

The Company follows the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As permitted by SFAS No. 123, the Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by the Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure-only provisions of SFAS No. 123. The following table illustrates the effect on net income (loss) available to common stockholders as if the Company had elected to recognize compensation costs based on the fair value at the date of grant for the Company’s common stock awards consistent with the provisions of SFAS No. 123.

	Three Months Ended March 31,
	2003	2004
	(in thousands)
Net income (loss) applicable to common stock – As reported	$(4,259)	$6,090
Add: Amortization of deferred compensation determined under the intrinsic method for employee stock awards, net of tax	146	1,933
Less: Total stock-based employee compensation expense determined under the fair value method for employee stock awards, net of tax	(484)	(548)

Net income (loss) applicable to common stock – Pro forma	$(4,597)	$7,475

Basic net income (loss) per share – As reported	$(0.06)	$0.04
Basic net income (loss) per share – Pro forma	$(0.06)	$0.05
Diluted net income (loss) per share – As reported	$(0.06)	$0.03
Diluted net income (loss) per share – Pro forma	$(0.06)	$0.04

During the first three months of 2004, the Company recognized compensation expense of $3.0 million related to options outstanding that are required to be marked-to-market under variable accounting, as a result of the increase in the estimated fair market value of the Company’s common stock.

Note 6 — Long-Term Investments

During the three months ended March 31, 2004, long-term investments classified as held-to-maturity were called by the issuer, thereby accelerating the maturity. Proceeds from the sale were approximately $6.0 million and the Company recognized no gain or loss on the transactions. Also during the three months ended March 31, 2004, the Company purchased additional long-term investments of approximately $3.0 million. These investments consist of federal home loan mortgage notes and bonds, are classified as held to maturity, are stated at cost, which approximates market value, and mature between September 2005 and March 2007.

Note 7 — Stockholders’ Equity

During the three months ended March 31, 2004, warrants to purchase 9,011,880 shares of Class C common stock and 150,000 shares of Class B common stock were exercised for $.0002 per share. In addition, options to purchase 260,000 shares of Class B common stock and 101,064 shares of Class C common stock were exercised for proceeds of approximately $30,000 and $237,000, respectively.

Note 8 — Net Income (Loss) Per Common Share

Basic earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding for the period. Diluted EPS is computed in the same manner as basic EPS after assuming the issuance of common stock for all potentially dilutive shares, whether exercisable or not.

The Series D Preferred Stock is a participating security, such that in the event a dividend is declared or paid on the common stock, the Company must simultaneously declare and pay a dividend on the Series D Preferred Stock as if the Series D Preferred Stock had been converted into common stock. The EITF’s Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”, requires that the Preferred Stock be included in the computation of basic earnings per share if the effect of inclusion is dilutive. The Company’s accounting policy requires the use of the two-class method for its participating securities for EPS calculations. The Series D Preferred Stock is considered in the calculation of diluted earnings per share under the “if-converted” method, if dilutive.

	Three Months Ended March 31,
	2003	2004
Basic EPS – Two-Class Method:
Income before cumulative effect of change in accounting principle	$83	$10,837
Accrued dividends on Series D Preferred Stock	(4,268)	(4,747)

Income (loss) attributable to Common Stockholders before cumulative effect of change in accounting principle	$(4,185)	$6,090
Amount allocable to Common Stockholders	100%	49%

Rights to undistributed earnings (losses)	$(4,185)	$2,984

	Three Months Ended March 31,
	2003	2004
Basic EPS – Two-Class Method (continued):

Cumulative effect of change in accounting principle	$(74)	$—
Amount allocable to Common Stockholders	100%	49%

Rights to undistributed earnings (losses)	$(74)	$—

Net income (loss) attributable to Common Stockholders	$(4,259)	$6,090
Amount allocable to Common Stockholders	100%	49%

Rights to undistributed earnings (losses)	$(4,259)	$2,984

Weighted average common shares outstanding:
Common Stock, Class A	180	180
Common Stock, Class B	7,687,570	7,977,900
Common Stock, Class C	65,158,854	70,124,270

	72,846,604	78,102,350

Basic EPS – before cumulative effect of change in accounting Principal	$(0.06)	$0.04
Cumulative effect of change in accounting principal	(0.00)	—

Basic EPS	$(0.06)	$0.04

Diluted EPS:
Income (loss) before cumulative effect of change in accounting principle allocable to Common Stockholders	$(4,185)	$2,984
Cumulative effect of change in accounting principle, allocable to Common Stockholders	(74)	—

Net income (loss), allocable to Common Stockholders	$(4,259)	$2,984

Weighted average common shares outstanding:
Common Stock, Class A	180	180
Common Stock, Class B	7,687,570	7,977,900
Common Stock, Class C	65,158,854	70,124,270
Dilutive effect of warrants	—	10,466,574
Dilutive effect of stock options	—	10,491,354

Weighted average common stock and common stock equivalents outstanding	72,846,604	99,060,278

Diluted EPS – before cumulative effect of change in accounting principle	$(0.06)	$0.03
Cumulative effect of change in accounting principle	(0.00)	—

Diluted EPS	$(0.06)	$0.03

All classes of the Company’s common stock share equally in the earnings and losses of the Company, and, accordingly, EPS is the same for each class of common stock.

At March 31, 2003 and 2004, 64.9 million and 82.9 million, respectively, of convertible shares of Series D Preferred Stock were excluded from the calculation of diluted EPS since the effect was anti-dilutive.

At March 31, 2003, 15.4 million warrants and 8.4 million options to purchase common stock were excluded from the calculation of diluted EPS since the effect was anti-dilutive.

Note 9 — Commitments and Contingencies

Until April 2005, the Company may be required to share radio frequency spectrum with existing fixed microwave licensees operating on the same spectrum as the Company. To the extent that the Company’s PCS operations interfere with those of existing microwave licensees, the Company is required to pay for the relocation of the existing microwave station paths to alternate spectrum locations or transmission technologies. The FCC adopted a transition plan, so that if the relocation of a microwave user benefits more than one PCS licensee, all benefiting PCS licensees are required to share the relocation costs. After the expiration of the FCC mandated transition and cost sharing plans in April 2005, any remaining microwave user operating in the PCS spectrum must relocate if it interferes with a PCS licensee’s operation, and it will be responsible for its own relocation costs. The Company does not believe the costs to relocate existing microwave station paths to alternate spectrum locations or transmission technologies will be material to the Company’s financial position or results of operations.

The Company entered into non-cancelable purchase agreements with a vendor for the acquisition of expansion carriers installed in base stations which are recorded in property and equipment upon shipment. Under these agreements, the Company agrees to pay for the base stations upon shipment, and the expansion carriers at the earlier of the date the carrier is turned on or twelve months from the shipment date of the base station for the first expansion carrier, and the earlier of the date the carrier is turned on or twenty-four months from the shipment date of the base station for the second expansion carrier. Outstanding obligations under these purchase agreements were $22.1 million and $21.7 million at December 31, 2003 and March 31, 2004, respectively. Of the these amounts $13.6 million and $12.8 million were included in accounts payable and accrued expenses at December 31, 2003 and March 31, 2004, respectively, and $8.5 million and $8.9 million, respectively, were included in other long-term liabilities.

Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters is not expected to have a material adverse impact on the Company’s financial position, results of operation or liquidity.

Note 10 — Supplemental Cash Flow Information

The change in accounts payable and accrued expenses for purchases of property and equipment was $4.8 million and $24.1 million for the three month period ended March 31, 2003 and 2004, respectively.

Note 11 — Subsequent Event

On April 15, 2004, upon receiving FCC approval, the Company purchased four additional PCS licenses to expand the Sacramento market for approximately $10.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties. You should not place undue reliance on these statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as “anticipate,” “expect,” “plan,” “intend” and similar expressions. We base these statements on assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. These factors include, but are not limited to, the following:

•	management’s expectations and estimates concerning future financial performance, financing plans and the effect of competition;

•	pricing and market strategies, and expansion, consolidation and other activities of our competitors;

•	our leverage and debt service requirements;

•	anticipated trends and general economic and business conditions in the wireless communications industry, both nationally and in our markets; and

•	existing and future governmental regulation.

All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. We do not intend to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events, except as required by law.

Overview

We are a wireless communications carrier that offers digital wireless voice and data service in the metropolitan areas of Atlanta, Miami, San Francisco and Sacramento. We initiated the commercial launch of our Miami, Atlanta and Sacramento markets in the first quarter of 2002, and our San Francisco market in September 2002. The year 2003 was the first full year of operations in all our four market clusters. We sell products and services to customers through our 49 company-owned retail stores as well as through relationships with indirect retailers. We primarily offer two monthly calling plans to our customers. One plan provides customers with unlimited calling within the local calling area for $35 per month; the other plan, provides customers with unlimited calling from within a local calling area to anywhere within the continental United States for $40 per month. For additional fees, we also provide caller ID, voicemail, text messaging, camera functions, downloads of ring tones, games and content applications, international long distance and other value-added services. In 2002, we offered only one handset model to customers for $149. Our offering of handset models has grown, and as of March 31, 2004, we offered seven different handset models priced from $109 to $239. As of March 31, 2004, we had 1,150,954 customers.

Our principal executive offices are located at 8144 Walnut Hill Lane, Suite 800, Dallas, Texas 75231, and our telephone number is (214) 265-2550. Our website URL is www.MetroPCS.com. References to “we”, “us”, “our” or “MetroPCS, Inc.” refer to MetroPCS, Inc. and its subsidiaries.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. You should read this discussion and analysis in conjunction with our consolidated financial statements and the related notes contained elsewhere in this report. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory valuations, deferred income taxes, and the impairment of long-lived and indefinite-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our wireless services are provided on a month-to-month basis and are paid in advance. We recognize revenues from wireless services as they are rendered. Amounts received in advance are recorded as deferred revenue. Disenabling service for non-payment is known as hotlining. We do not recognize revenue on hotlined customers. In connection with their audit of our financial statements for the year ended December 31, 2003, our independent accountants reported a material weakness in our internal controls over revenue reporting. See our Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion.

Revenues and related costs from the sale of accessories are recognized at the point of sale. The cost of handsets sold to indirect retailers are included in deferred charges until they are sold to and activated by customers. Amounts billed to indirect retailers for handsets are recorded as accounts receivable and deferred revenue upon shipment by us and are recognized as equipment revenues when service is activated by customers. Customers have the right to return handsets within a specified time or usage, whichever occurs first. Of the total paid by the customer for the activation, we record an activation fee of $15, which, since July 1, 2003, is generally recognized in equipment revenue at the time service is activated. We record an estimate for returns at the time of recognizing revenue.

Beginning July 1, 2003, we implemented EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” prepared by the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB. EITF 00-21 requires us to allocate amounts charged to customers between the sale of handsets and the sale of wireless telecommunication services on a relative fair value basis. This has resulted in the amount collected from the customer being allocated to the sale of the handset and to the first month’s service fee. As a result of this treatment, activation fees included in the consideration at the time of sale are recorded as handset revenue. Prior to the adoption of EITF 00-21, we had deferred activation fee revenue and amortized these revenues over the average life of our customers. The existing deferred revenue at July 1, 2003 is being amortized over the average life of our customers. On October 1, 2003, we changed the estimated average customer life from 25 months to 14 months, based on a historical disconnect rates, resulting in an increase in activation revenue of $5.1 million in the fourth quarter of 2003 over amounts that would have been recognized using the prior estimated average life.

Allowance for Doubtful Accounts and Returns

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our indirect retailers to pay for equipment purchases and for returns. If the financial condition of a material portion of our indirect retailers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value or replacement cost based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required.

Deferred Income Tax Asset

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

Impairment of Long-Lived Assets and Indefinite Lived Assets

We assess the impairment of long-lived assets, other than indefinite-lived intangible assets, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results or significant changes in the manner of use of the assets or in the strategy for our overall business. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When we determine that the carrying value of a long-lived asset is not recoverable, we measure any impairment based upon a projected discounted cash flow method using a discount rate we determine to be commensurate with the risk involved.

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

Valuation of Common Stock

Historically, we have assessed the value of our common stock at the end of each reporting period for the purpose of determining stock compensation on variable stock options. This valuation was also used to determine deferred compensation, if any, on non-variable stock options awards granted in the period, as well as for purposes of determining whether a beneficial conversion feature was in existence at each draw date of our Series D cumulative convertible redeemable participating preferred stock. Factors we considered were recent sales of stock to third parties, enterprise valuation ranges provided by third parties, the liquidation preference of our outstanding preferred stock, significant milestones achieved in the business, as well as the overall economic climate of the wireless industry.

Customer Recognition and Disconnect Policies

When a new customer subscribes to our service, the first month of service and activation fee is included with the handset purchase. Under GAAP, we are required to allocate the purchase price to each of the handset, the first month of service and the activation fee. Generally, the amount allocated to the handset will be less than our cost, and this difference is included in cost per gross addition, or CPGA. We recognize new customers as gross additions upon activation of service. We offer our customers the MetroPCS Promise, which allows a customer to return a newly purchased handset for a full refund prior to the earlier of seven days or 60 minutes of use. Customers who return their phones under the MetroPCS Promise are reflected as a reduction to gross additions. Customers’ monthly service payments are due in advance every month. Our customers must pay their monthly service amount by the payment date or their handset will be disenabled, or hotlined, and the customer will not be able to make or receive calls on our network. There is no service grace period. Any call attempted by a hotlined customer is routed directly to our interactive voice response system and customer service center in order to arrange payment. If the customer pays the amount due within 30 days of the original payment date then his handset is unhotlined and service is restored. If a hotlined customer does not pay the amount due within 30 days of the payment date, the account is disconnected and counted as churn. Once an account is disconnected, upon reactivation, we charge a $15 reconnect fee to reestablish service and the revenue associated with this fee is deferred and recognized over the estimated life of the customer.

Revenues

We derive our revenues from the following sources:

Service. We sell wireless personal communications services. The various types of service revenues associated with wireless communications services for our customers include monthly recurring charges for airtime, monthly recurring charges for optional features (including voicemail and text messaging) and charges for long distance service. Service revenues also include intercarrier compensation and non-recurring activation service charges to customers to the extent not allocated to handset revenue. See “Critical Accounting Policies and Estimates – Revenue Recognition.”

Equipment. We sell wireless personal communications handsets and accessories that are used by our customers in connection with our wireless services. This equipment is also sold to indirect retailers to facilitate distribution to our subscribers.

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

Selling, General and Administrative Expenses. Our selling expense includes advertising and promotional costs associated with capturing new customers and fixed charges such as store rent and retail associates’ salaries. General and administrative expense includes support functions including technical operations, finance, accounting, human resources, information technology and legal services.

Non-Cash Compensation. We record compensation expense associated with employee stock options issued below estimated fair market value at the date of grant. In addition, we record compensation expense at the end of each reporting period with respect to our variable stock options.

Depreciation and Amortization. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service, which are ten years for network infrastructure assets, three to seven years for office equipment, including computer equipment, and three to seven years for furniture and fixtures. Leasehold improvements are amortized over the term of the respective leases or the estimated useful life of the improvement, whichever is shorter.

Interest Expense and Interest Income. Interest expense consists of interest on our FCC notes based on an estimated fair market borrowing rate at the time of issuance, of which 6.5% is paid in cash, and interest on our senior notes. Interest income is earned primarily on our cash and cash equivalents.

Income Taxes. As a result of our operating losses and additional depreciation available under federal tax law in 2003, we have paid no federal income tax to date. In addition, we have paid an immaterial amount of state income taxes to date.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Set forth below is a summary of certain financial information for the periods indicated:

	Three Months Ended March 31,
	2003	2004	Change
	(Dollars in Thousands)
GAAP Measures:
Revenues
Service revenues	$75,999	$132,921	75%
Equipment revenues	23,399	40,077	71%
Cost of service	25,929	40,909	58%
Cost of equipment	44,213	64,047	45%
Selling, general and administrative expenses	18,046	28,916	60%
Non-cash compensation	241	3,256	*
Depreciation and amortization	9,047	12,774	41%
Interest Expense	1,755	5,572	217%
Net income	9	10,837	*

*	Not meaningful

Revenues. For the three months ended March 31, 2004, our total revenues increased $73.6 million, or 74%, to $173.0 million from $99.4 million for the comparable period in 2003.

Service revenues accounted for 77% of total revenues and equipment revenues accounted for 23% of total revenues for the three months ended March 31, 2004. Service revenues increased $56.9 million or 75% to $132.9 million for the three months ended March 31, 2004 from $76.0 million for the three months ended March 31, 2003. The increase was attributable to the continued strong demand for service in our four market clusters resulting in a 73% increase in average number of customers.

Equipment revenues increased by $16.7 million, or 71%, to $40.1 million for the three months ended March 31, 2004 from $23.4 million for the three months ended March 31, 2003. During 2003, we significantly expanded our handset product line, leading to significant upgrade sales to existing customers. Handset sales to existing customers increase to $16.7 million of revenue during the first quarter of 2004 as compared to $1.0 million of revenue in the first quarter of 2003. The remaining increase was attributable to the revenues generated by new customers selecting handsets from our expanded product line.

Cost of Service. Cost of service increased by $15.0 million, or 58%, to $40.9 million for the three months ended March 31, 2004 from $25.9 million for the three months ended March 31, 2003. This increase was due to the overall growth of our business and increase in our customer base, including a $4.2 million increase in long distance costs, a $3.8 million increase in call center expenses, and a $1.1 million increase in billing expenses and a $0.9 million in E-911 fees.

Cost of Equipment. Cost of equipment increased by $19.8 million, or 45%, to $64.0 million for the three months ended March 31, 2004, from $44.2 million for the three months ended March 31, 2003. This increase was attributable to the overall increase in customers as well as our increase in the number of equipment upgrades purchased by our existing customers due to our offering a broader line of handsets in 2004. Cost of equipment related to existing customers totaled $21.2 million during the first quarter of 2004 as compared to $2.5 million for the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.9 million or 60%, to $28.9 million for the three months ended March 31, 2004 from $18.0 million for the three months ended March 31, 2003. Selling expenses increased by approximately $2.3 million as a result of increased sales and marketing activities, including advertising expenses aimed at growing our customer base. General and administrative expenses increased by $8.6 million. The increase was due to the overall growth of our business, including a $2.4 million increase in property taxes, a $2.0 million in software and data services, a $1.6 million increase in professional services, a $1.1 million increase in credit card and bank charges, a $0.5 million increase in employee related costs and a $1.0 million increase in building lease, insurance and other expenses.

Non-Cash Compensation. Non-cash compensation was $3.3 million for the three months ended March 31, 2004, compared to $0.2 million for the three months ended March 31, 2003. The increase was primarily due to the increase in the estimated fair market value of our stock, which resulted in a $3.0 million charge related to outstanding options accounted for under variable accounting.

Depreciation and Amortization. Depreciation and amortization expense increased $3.7 million or 41% to $12.8 million for the three months ended March 31, 2004 from $9.0 million for the three months ended March 31, 2003. The increase related primarily to the increase in network assets in service for the period. In-service base stations and switching equipment increased by 33% from the three months ended March 31, 2003. In addition, we had 177 more cell sites in service at March 31, 2004 than at March 31, 2003. We expect depreciation to continue to increase due to the additional cell sites and switches that we plan to place in service to meet future customer growth and usage.

Interest Expense. Interest expense was $5.6 million for the three months ended March 31, 2004, compared to $1.8 million for the three months ended March 31, 2003. The increase is due to interest on our $150.0 million of 10¾% senior notes issued in September 2003.

Net Income. We had net income of $10.8 million for the three months ended March 31, 2004, compared to $9 thousand for the comparable period in 2003.

Set forth below is a summary of certain non-GAAP financial information for the periods indicated:

	Three Months Ended March 31,
	2003	2004	Change
Non-GAAP Measures:
Customers:
End of period	708,965	1,150,954	62%
Net additions	195,481	174,055	(11)%
Churn
Average monthly rate	3.5%	3.8%	9%
ARPU	$39.50	$40.00	1%
CPGA	104.97	96.74	(8)%
CCPU	18.64	18.80	1%
Adjusted EBITDA (dollars in thousands)	11,210	39,126	249%

Customers. Net customer additions were 174,055 for the three months ended March 31, 2004, bringing our total customers to 1,150,954 as of March 31, 2004, an increase of 62% over the customer total as of March 31, 2003. Since March 31, 2003, we have expanded our network, offered new handsets and service plans, and expanded our distribution network. Although we have a limited operating history, we have historically generated the highest number of net customer additions during the first calendar quarter, with the second highest number being generated during the fourth calendar quarter.

Churn. The average monthly rate of customer turnover, or churn, was 3.8% and 3.5% for the three months ended March 31, 2004 and 2003, respectively. Churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have resubscribed to our service, divided by (b) the sum of the average monthly number of customers during that period.

Average Revenue Per User. Average revenue per user, or ARPU, was $40.00 and $39.50 for the three months ended March 31, 2004 and 2003, respectively. ARPU represents (a) service revenues less activation revenues and 911 charges for the measurement period, divided by (b) the average number of customers during such period divided by (c) the number of months in such period. The $0.50 increase, or 1%, was primarily the result of the increase in customers electing the unlimited long distance service plan, offset in part by an increase in the number of customers that do not pay their service while in hotlined status. Revenue is only recognized for customers who pay for service. However, hotlined customers are included in our customer base until they are deactivated, and are therefore counted in the denominator of the ARPU calculation although there is no corresponding revenue recorded for these hotlined customers in the numerator. Once a customer is deactivated, they are removed from the customer base and no longer included in the denominator of the ARPU calculation. For more details regarding our calculation of ARPU, refer to “—Reconciliation of Non-GAAP Financial Measures” below.

Cost Per Gross Addition. Cost per gross addition or CPGA was $96.74 and $104.97 for the three months ended March 31, 2004 and 2003, respectively. The $8.23 decrease, or 8%, was primarily the result of lower handset subsidies and spreading selling costs over a larger number of gross additions. CPGA is determined by dividing (a)

selling expenses plus the total cost of equipment associated with transactions with new customers less activation revenues and equipment revenues associated with transactions with existing customers during the measurement period by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. For more detail regarding our calculation of CPGA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Cash Cost Per User. Cash cost per user, or CCPU, was $18.80 and $18.64 for the three months ended March 31, 2004 and 2003, respectively. The $0.16 increase, or 1%, was primarily the result of increased customer retention expense and customer long distance costs that were partially offset by spreading operating costs over a larger customer base. CCPU is calculated by dividing (a) cost of service plus general and administrative expenses (excluding non-cash compensation) and equipment costs associated with transactions with existing customers, less E-911 charges and equipment revenues associated with existing customers during the measurement period by (b) the average number of customers during such periods divided by (c) the number of months in such period. For more detail regarding our calculation of CCPU, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization. Adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, was $39.1 million and $11.2 million for the three months ended March 31, 2004 and 2003, respectively. For more details regarding the calculations of adjusted EBITDA, refer to “Reconciliation of Non-GAAP Financial Measures” below.

Liquidity and Capital Resources

The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs, debt service and financing fees and expenses. We estimate that our aggregate capital expenditures for 2004, which will be primarily associated with our efforts to increase the capacity of our network, will be approximately $210 million, of which $49.2 million had been incurred through March 31, 2004. We believe our cash on hand and cash generated from operations will be sufficient to meet our projected capital requirements for the foreseeable future. Although we estimate that these funds will be sufficient to finance our continued growth, we may have additional capital requirements, which could be substantial, for future network upgrades, and advances in new technology.

Existing Indebtedness. As of March 31, 2004, we had $193.1 million of total indebtedness. This indebtedness consists of $150.0 million of our senior notes, $43.5 million face amount of our FCC notes, which are recorded net of unamortized original issue discount of $4.2 million, and $3.8 million of debt associated with our obligation to other carriers for the cost of clearing microwave links in areas covered by our licenses.

Historical Cash Flow. As of March 31, 2004, we had $185.1 million in cash and cash equivalents, as compared to $236.0 million at December 31, 2003. Cash provided by operating activities was $24.4 million during the three months ended March 31, 2004 as a result of net income of $10.8 million, $25.2 million of non-cash charges consisting primarily of depreciation and amortization, deferred expenses, accretion of interest and non-cash compensation, and $11.6 million of cash used for changes in working capital. Cash used in investing activities was $70.5 million during the three months ended March 31, 2004, primarily relating to capital expenditures associated with increasing the capacity of our network and expanding the footprint of our network during the first quarter of 2004 and payments made during the three months ended March 31, 2004 for network equipment accrued at December 31, 2003. We will continue to upgrade our network capacity and improve the quality of our service to support our anticipated customer growth and satisfy competitive requirements. Cash used by financing activities was $4.7 million during the three months ended March 31, 2004, primarily due to a $3.1 million repayment on our FCC debt.

We have realized significant increases in cash flows from operating activities and adjusted EBITDA during the three months ended March 31, 2004 and 2003 as the scale of our business and the size of our customer base has grown. While we believe that our current business will continue to generate increasing cash flows from operating activities and adjusted EBITDA in the long-term, accelerated near-term growth could adversely affect operating cash flows and adjusted EBITDA as a result of the costs required to attract new customers, including handset subsidies and increased advertising and marketing expenses. As a result of our growth strategy, our cash flows from operating activities and adjusted EBITDA for the remainder of 2004 and for 2005 may decline as compared to recent historical periods.

Reconciliation of Non-GAAP Financial Measures

We utilize certain financial measures that are not calculated in accordance with GAAP to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of operations or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.

Adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, average revenue per user, or ARPU, cost per gross addition, or CPGA, and cash cost per user, or CCPU, are an integrated set of non-GAAP financial measures utilized by our management to judge our operating performance. We believe these measures are important in understanding the performance of our operations from period to period, and although every company in the wireless industry does not define each of these measures in exactly the same way, we believe that these measures (which are common in the wireless industry) facilitate key operating performance comparisons with other companies in the wireless industry. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.

We have presented adjusted EBITDA because this financial measure, in combination with other GAAP and non-GAAP financial measures, is an integral part of our internal reporting system utilized by management to assess and evaluate the performance of our business. Adjusted EBITDA is used by management to facilitate evaluation of our ability to meet future debt service, capital expenditure and working capital requirements. Omitting interest, taxes and the enumerated non-cash items provides a financial measure that is useful to management in assessing operating performance because the cash our business operations generate enables us to grow. The components of adjusted EBITDA include the key revenue and expense items for which our operating managers are responsible and upon which we evaluate their performance. Additionally, adjusted EBITDA is tied directly to the other key non-GAAP operating measures we monitor, ARPU, CPGA and CCPU.

Adjusted EBITDA is a supplement to GAAP financial information and should not be construed as an alternative to, or more meaningful than, net income (loss), as determined in accordance with GAAP, or cash flows from operating activities, as determined in accordance with GAAP. We believe adjusted EBITDA is useful to investors as a means to evaluate our operating performance prior to financing costs, tax charges, non-cash depreciation and amortization expense, non-cash compensation charges, and certain other non-cash items. The following table reconciles net income (loss) as determined in accordance with GAAP, to adjusted EBITDA for the periods indicated. We have also presented a reconciliation of adjusted EBITDA to net cash provided by (used in) operating activities to provide information with respect to our ability to meet future debt service, capital expenditures and working capital requirements.

Adjusted EBITDA

	Three Months Ended March 31,
	2003	2004
Net income	$9	$10,837
Add back non adjusted EBITDA items included in net income:
Non-cash compensation	241	3,256
Depreciation and amortization	9,047	12,774
Loss on sale of assets	111	87
Interest expense	1,755	5,572
Interest income	(140)	(616)
Gain on extinguishment of debt	—	(201)
Provision for income taxes	113	7,417
Cumulative effect of change in accounting principle, net of tax	74	—

Adjusted EBITDA	11,210	39,126

Interest expense, net of interest income	(1,615)	(4,956)
Bad debt expense	749	433
Accretion of asset retirement obligation	25	79
Non-cash interest	784	688
Deferred rent	414	435
Cost of abandoned cell sites	477	183
Working capital changes	(16,870)	(11,620)

Net cash provided by (used in) operating activities	$(4,826)	$24,368

We believe ARPU is a useful measure to evaluate our per-customer service revenue realization and to assist in forecasting our future service revenues. Average number of customers for any measurement period is determined by dividing (a) the sum of the average monthly number of customers for the measurement period by (b) the number of months in such period. Average monthly number of customers for any month represents the sum of the number of customers on the first day of the month and the last day of the month divided by two. The following table shows the calculation of ARPU for the periods indicated.

Average Revenue per User (ARPU)

	Three Months Ended March 31,
	2003	2004
Service revenue	$75,999	$132,921
Less: Activation revenues	(1,860)	(3,186)
E-911 revenues	(1,166)	(2,076)

Net service revenues	$72,973	$127,659

Divided by: Average number of customers	615,876	1,063,815

ARPU	$39.50	$40.00

We utilize CPGA to assess the efficiency of our distribution strategy, validate the initial capital invested in our customers and determine the number of months to recover our customer acquisition costs. This measure also provides a gauge to compare our average acquisition costs per new customer to that of other wireless communications providers. The following table shows the calculation of CPGA for the periods indicated.

Cost per Gross Addition (CPGA)

	Three Months Ended March 31,
	2003	2004
Selling expenses	$9,879	$12,214
Less: Activation revenues	(1,860)	(3,186)
Less: Equipment revenues	(23,399)	(40,077)
Plus: Equipment revenue not associated with new customers	1,035	16,729
Plus: Cost of equipment	44,213	64,047
Less: Equipment costs not associated with new customers	(2,541)	(21,201)

Gross addition expenses	$27,327	$28,526

Divided by: Gross customer additions	260,320	294,886

CPGA	$104.97	$96.74

We believe cash cost per user, or CCPU, is a useful measure to determine our operating efficiency and to gauge our customer cash costs in relation to those of other wireless communications providers. The following table shows the calculation of CCPU for the periods indicated.

Cash Cost per User (CCPU)

	Three Months Ended March 31,
	2003	2004
Cost of service	$25,929	$40,909
Plus: Equipment costs associated with existing customers	2,541	21,201
Plus: Selling general and administrative expenses	18,046	28,916
Less: Selling expenses	(9,879)	(12,214)
Less: E-911 expenses	(1,166)	(2,076)
Less: Equipment revenues associated with existing customers	(1,035)	(16,729)

Existing customer cash costs	$34,436	$60,007

Divided by: Average number of customers	615,876	1,063,815

CCPU	$18.64	$18.80

As noted above, we consider this set of non-GAAP financial measures to be an integrated set of metrics for evaluating our performance. The table below reconciles the aggregate revenue, expense and cost amounts used in calculating ARPU, CPGA and CCPU to adjusted EBITDA.

Reconciliation of ARPU, CPGA and CCPU to Adjusted EBITDA

	Three Months Ended March 31,
	2003	2004
Net service revenue as used to calculate ARPU	$72,973	$127,659
Less: Gross addition expenses as used to calculate CPGA	(27,327)	(28,526)
Less: Existing customer cash costs as used to calculate CCPU	(34,436)	(60,007)

Adjusted EBITDA	$11,210	$39,126

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading, speculative or hedging purposes. Our outstanding indebtedness bears interest at fixed rates.

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. The fair value of investments held at March 31, 2004 approximated amortized cost.

The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with the senior notes, capital leases and the credit facility financing based on our projected level of long-term indebtedness:

	Years Ending December 31,
	2004	2005	2006	2007	2008	Thereafter
	(Dollars in millions)
Fixed Rate Instruments
10 3/4% senior Notes (1)	$150	$150	$150	$150	$150	$—
Fixed interest rate	10.75%	10.75%	10.75%	10.75%	10.75%	10.75%
Principal payments	—	—	—	—	—	150
FCC government notes	33	19	4	—	—	—
Fixed interest rate	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%
Principal payments	13	14	15	4	—	—
Microwave clearing	4	4	4	4	4	—
Fixed interest rate	6.50%	6.50%	6.50%	6.50%	6.50%	6.50%
Principal payments	—	—	—	—	—	4

(1)	Interest will accrete on the senior discount notes through February 2005 at which time the notes will begin to require cash payments of interest with the first semi-annual cash interest payment due in August 2005.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (which we refer to as the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation that we consider to be in the normal course of business. We are not party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

On January 16, 2004, we issued 255,840 shares of our Class C common stock, par value $0.0001 per share, to investors upon their exercise of a warrant to purchase common stock at an exercise price of $0.0002 per share, for a total of $42.64. On February 13, 2004, we issued 8,756,040 shares of our Class C common stock, par value $0.0001 per share, to investors upon their exercise of warrants to purchase common stock at an exercise price of $0.0002 per share and 25,000 shares of our Class C common stock, par value $0.0001 per share, to a former employee upon the exercise of his stock option at an exercise price of $2.35 per share, for a total of $1,459.33 and $58,750.00, respectively. Also, on February 13, 2004, we issued 150,000 shares of our Class B common stock, par value $0.0001 per share to an investor upon the exercise of his warrant to purchase common stock at an exercise price of $0.0002 per share, for a total of $25.00. On March 2, 2004, we issued 260,000 shares of our Class B common stock, par value $0.0001 per share, to one of our officers upon the exercise of his stock option at an exercise price of $0.1167 per share, for total proceeds of $30,342.00. On March 9 and 31, 2004, we issued 51,064 and 25,000 shares of our Class C common stock, par value $0.0001 per share, to a member of our Board of Directors and an employee upon the exercise of their stock options at an exercise price of $2.35 per share, for total proceeds of $120,000.40 and $58,750.00, respectively. The shares were issued in a transaction exempt from Section 5 of the Securities Act of 1933, as amended, pursuant to Rule 701 under the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14(a) under the Securities Exchange Act.

31.2	Certification of Interim Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14(a) under the Securities Exchange Act.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Form 8-K, furnished March 1, 2004 pursuant to Item 12, reporting the issuance of a press release announcing financial results for the quarter and year ended December 31, 2003.

Form 8-K, filed March 17, 2004 pursuant to Item 5, reporting a press release announcing that Dennis G. Spickler assumed newly created position of Vice President, Business Development.

Form 8-K, filed March 24, 2004 pursuant to Item 5, reporting the issuance of a press release announcing that MetroPCS Communications, Inc. filed a registration statement on Form S-1.

**********

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MetroPCS, Inc.

Date: May 11, 2004	By:	/s/ Roger D. Linquist
Roger D. Linquist
President, Chief Executive Officer, Secretary and Chairman of the Board
(Principal Executive Officer)

Date: May 11, 2004	By:	/s/ Michael N. Lavey
Michael N. Lavey
Vice President, Controller and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)