Form 10-K/A
period 2003-12-31
METROPCS INC
filed 2004-07-27
CIK 1121026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

85,106,870 shares of the registrant’s common stock were outstanding as of May 31, 2004.

EXPLANATORY NOTE

We are filing this Form 10-K/A to conform the disclosure herein to certain disclosure set forth in Amendment No. 5 to Form S-1 filed by MetroPCS Communications, Inc. Other than as set forth in this Amendment No. 1, no information included in the initial Form 10-K has been amended by this Form 10-K/A. This Form 10-K/A continues to speak as of the date that the initial Form 10-K was filed with the SEC, and we have not updated the disclosure herein to reflect any information or events subsequent to the filing of the initial Form 10-K.

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

PART I

Item 1. Business

General

We are among the fastest growing wireless communications providers in the United States, measured by annual percentage growth in customers and revenue. We offer wireless services on a no-contract, flat rate, unlimited usage basis in the San Francisco, Miami, Atlanta and Sacramento metropolitan areas, which include a total population of 22.6 million people. We launched service in all these areas in the first quarter of 2002, except for San Francisco, which we launched in September 2002. We reported positive net income and adjusted EBITDA after four quarters of operations and one million customers after eight quarters of operations. We believe that we reached these growth and profitability milestones significantly faster than any other U.S. wireless carrier and that our no-contract flat rate, unlimited usage service offering will allow us to continue to penetrate our existing markets and further drive our growth in profitability. In addition, we believe our services can be successfully introduced in new markets, and we continue to assess attractive expansion opportunities.

We provide wireless voice and data services to the mass market, which we believe is underserved by traditional wireless carriers. We operate principally through two subsidiaries and hold PCS licenses in 15 subsidiaries. Our service, branded under the “metroPCS” name, allows our customers to place unlimited wireless calls within a local calling area and to receive unlimited calls from any area for a simple and affordable flat monthly rate plan of $35. For an additional $5 per month, our customers may place unlimited long distance calls from within a local calling area to any number in the continental United States. For additional fees, we also provide caller ID, voicemail, text messaging, camera functions, downloads of ringtones, games and content applications, international long distance and other value-added services. Our calling plans differentiate us from the more complex plans and long-term contracts required by other wireless carriers. Our customers pay for our service in advance, eliminating any customer credit exposure, and we do not require a long-term service contract. As of December 31, 2003, our customers averaged approximately 1,700 minutes of use per month, compared to approximately 655 minutes per month for customers of traditional wireless carriers. We believe that average monthly usage by our customers also exceeds the average monthly usage for typical wireline customers.

Average usage by our customers indicates that a majority of our customers use us as their primary telecommunications service provider, and our customer survey results indicate that approximately 35% of our customers use us as their sole telecommunications service provider.

Business Strategy

We believe the following components of our business strategy will allow us to continue our rapid, profitable growth:

Continue to Target Underserved Customer Segments in our Markets. We believe there is substantial demand in the United States for our affordable wireless services, as demonstrated by the fact that we have been among the leaders of the U.S. wireless industry in incremental market penetration in every quarter since we launched operations. Historically, approximately 40% of our gross customer additions have been first time wireless customers, while the remainder have switched from traditional wireless carriers. We believe our rapid adoption rates and customer mix demonstrate that our service is expanding the overall size of the wireless market as well as better meeting the needs of many existing wireless users.

Offer Affordable, Fixed Price Calling Plans Without Long-Term Service Contracts. We believe that our fixed price, unlimited service represents an attractive offering to a large segment of the population. Our service results in average per minute usage costs to our customers that are significantly lower than the average per minute rates of other wireless operators. We believe that many prospective customers refrain from subscribing to or extensively using traditional wireless communications services due to high prices or unattractive and confusing calling plans, and that our simple, cost-effective service will allow us to attract many of these customers and continue our rapid growth.

Maintain Our Position as the Lowest Cost Wireless Telephone Services Provider in the United States. We are the lowest cost provider of wireless services in the United States, which allows us to offer our services at affordable prices while maintaining cash profit margins per customer that are among the highest in the industry. Our operating strategy, network design, spectrum portfolio and rapidly increasing scale, together with the population density of our markets, should allow us to continue to maintain our cost leadership position and further reduce our per customer operating costs in the future.

Expand into Attractive Markets Through Acquisitions and Spectrum Swaps. We believe the success of our business model can be replicated in markets outside of our existing footprint. We expect that attractive expansion opportunities will become available. We plan to target expansion markets that complement our existing footprint or can be operated as a stand alone cluster with growth and profitability characteristics similar to our existing markets. We may choose to swap a portion of our existing excess spectrum for spectrum in new markets.

Competitive Strengths

We believe our business has many competitive strengths that distinguish us from other wireless carriers and will allow us to successfully execute our business strategy, including:

Our Flat Rate. We believe our service offering that provides unlimited usage from within a local calling area represents a compelling value proposition for our customers that differs substantially from the offerings of traditional wireless and wireline carriers. Our service is designed to provide mobile functionality while eliminating the gap between traditional wireless and wireline pricing, which we believe stimulates usage of our wireless service and will contribute to driving wireless adoption in our markets to levels comparable to the adoption rates currently experienced in Europe. We also believe that our ability to capture over one million customers as of December 31, 2003, demonstrates the substantial demand for our service offering.

Our Focus on Densely Populated Markets. Our current service areas include four of the 25 most populous metropolitan areas in the United States: San Francisco, Miami, Atlanta and Sacramento. We believe the high relative population density of our market clusters results in increased efficiencies in network deployment, operating costs and product distribution. As of December 31, 2003, our markets had an average population density of 335 POPs per square mile, over four times the national average. In addition, the population of our markets is growing at an average of 1.5 times faster than the national average and the average household income in our markets is $5,000 above the national average according to the Paul Kagan Associates, Inc. Wireless Telecom Atlas & Databook 2002. Based on these statistics, we believe our market profile is the most attractive profile of any U.S. wireless carrier. We believe significant opportunities exist to expand into other markets with similar characteristics.

Our Cost Leadership Position. We believe our operating strategy, network design, population density and spectrum position have enabled us to become the lowest cost provider of wireless services in the United States. We also believe our rapidly increasing scale will allow us to continue to drive our per customer operating costs down in the future. For the three months ended December 31, 2003, our cost per gross addition, or CPGA, was $87.11 compared to an average CPGA of $394 for our three largest national competitors. In addition, our operating costs per customer are substantially below the service costs of our national competitors. We believe our industry leading cost position provides us with a sustainable competitive advantage in our markets and will allow us to continue our rapid, profitable growth.

Our State-of-the-Art CDMA 1XRTT Network. We have deployed a 100% code division multiple access radio transmission technology, or CDMA 1XRTT, network in each of our markets that is designed specifically to provide the capacity necessary to satisfy the usage requirements of our customers. CDMA 1XRTT technology provides substantially more voice and data capacity than other commonly deployed wireless technologies and provides us with a network capacity advantage in our markets. Our CDMA 1XRTT network, which provides the most efficient use of spectrum, currently allows us to rapidly and cost-effectively add network capacity without adding incremental cell sites. We believe that the combination of our network technology, network design and spectrum depth will allow us to efficiently serve the high usage demands of our rapidly growing customer base into the future.

Our Deep Spectrum Portfolio. As of December 31, 2003, we held 30 MHz of spectrum in 13 of the 14 license areas even though our business plan generally requires only 20 MHz of spectrum in our major markets. This excess spectrum provides us with the flexibility to swap or sell 10 MHz or more of spectrum in selected markets to support future expansion or investment initiatives without materially impacting our business plan. For example, in February 2002, we completed our only spectrum sale to date, selling 10 MHz of excess spectrum in our Atlanta market for $290.0 million.

Company History

We were formed in 1994 for the purpose of acquiring and operating PCS licenses as a “small business” under the FCC’s “designated entity” rules. In 1996, we participated in the FCC’s C-Block auctions of PCS spectrum licenses. Although the auctions in which we were declared the high bidder concluded in May 1996, the FCC did not issue the licenses to us until January 1997, by which time the market value of PCS licenses had declined dramatically due to, among other things, the FCC’s intervening auction of licenses in the D-, E- and F-Blocks. In connection with the C-Block auction, each of our license-holding subsidiaries had executed a separate promissory note payable to the FCC in an amount equal to the purchase price of that subsidiary’s FCC license. As a result, we were unable to obtain the financing necessary to service our debt to the FCC and build our networks.

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

Data Services. Our data services include:

•	services provided through the binary runtime environment for wireless, or BREW, development platform, including ringtones, games and content applications;

•	text messaging services, which allow the customer to send and receive alphanumeric messages, which can be received, stored and displayed on the handset on demand; and

•	multimedia messaging services, which allow the customer to send and receive messages containing photographs.

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

We continue to evaluate new product and service offerings in order to enhance customer satisfaction and attract new customers. For example, in March 2004, we launched, on a trial basis, a limited usage offering in which customers purchase 250 minutes of local and long distance usage per month for $25 instead of our traditional unlimited usage offerings. We believe that this offering will help us to retain existing customers and attract new customers who do not require unlimited usage or who are unwilling or unable to pay for our traditional unlimited usage plans.

FCC Licenses

As of December 31, 2003, each of our 14 wholly owned license subsidiaries held one 30 MHz PCS license, with the exception of one of our subsidiaries that held a license for 20 MHz as a result of the February 2002 sale of 10 MHz of spectrum in our Atlanta market. Six licenses permit wireless operations in the greater San Francisco and Sacramento metropolitan clusters, five permit wireless operations in the Miami metropolitan cluster, and three permit wireless operations in the Atlanta metropolitan cluster. The licenses have an initial term of ten years after the initial grant date (January 1997), and, subject to applicable conditions, may be renewed thereafter. Each FCC license is essential to our ability to operate and conduct our business in the area covered by that license. See “Legislation and Government Regulations.”

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

The following table sets forth information regarding our licensed markets as of December 31, 2003:

	2002 POPs(1)	MHz in Market	2001-2006 Annual Population Growth Rate(1)	Population Density(2)
	(In thousands)
San Francisco Cluster:
San Francisco—Oakland—San Jose	7,375.9	30	1.05%	544
Salinas—Monterey	410.1	30	1.03%	124

Subtotals/Average	7,786.0		1.05%	462
Miami Cluster:
Miami—Fort Lauderdale	4,073.0	30	1.62%	970
West Palm Beach	1,213.6	30	2.02%	439
Fort Myers	654.7	30	2.04%	191
Fort Pierce—Vero Beach	447.9	30	1.86%	274
Naples	268.1	30	3.01%	134

Subtotals/Average	6,657.3		1.81%	475
Atlanta Cluster:
Atlanta	4,612.8	20	2.31%	420
Gainesville	259.4	30	2.53%	159
Athens	214.7	30	1.85%	156

Subtotals/Average	5,086.9		2.30%	364
Sacramento Cluster:
Sacramento	2,059.0	30	1.45%	129
Stockton	619.6	30	1.31%	254
Chico—Oroville	233.4	30	0.96%	79
Yuba City—Marysville	141.9	30	1.09%	114

Subtotals/Average	3,053.9		1.37%	135
Totals/Average	22,584.1		1.60%	335
U.S. Totals/Average	291,248.0		1.06%	82

(1)	Source: Paul Kagan Associates, Inc. Wireless Telecom Atlas & Databook 2002.
(2)	Number of POPs per square mile as of December 31, 2001.

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

Network Operations

We believe we were the first U.S. wireless carrier to have 100% of our customers on a CDMA 1XRTT network. We began to build out our network in 2001, shortly after other CDMA carriers began to upgrade their networks to 1XRTT. As a result, we were able to deploy our network with third generation capabilities at a fraction of the cost that was incurred by other carriers to deploy second generation CDMA networks. All of our handsets are CDMA 1XRTT compliant and as a result we receive the full capacity and quality benefits that CDMA 1XRTT provides across our entire network and customer base.

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

Privacy and security. CDMA uses coding to isolate users, whereas TDMA and GSM use time slots to isolate the users. Furthermore, CDMA uses a very long code extending over multiple days, which requires accurate time and code phase knowledge to decode. Therefore, CDMA offers increased privacy and security.

Competition

We compete directly in each of our markets with other wireless providers and with wireline providers as a mobile alternative to traditional landline service. We believe that competition for subscribers among wireless communications providers is based primarily upon price, service area, services and features offered, call quality and customer service. Many of our competitors have substantially greater resources and larger market share than we have, which may affect our ability to compete successfully. Additionally, many of our competitors offer larger coverage areas or nationwide calling plans that do not require additional charges for roaming, and the competitive pressures of the wireless communications industry have caused other carriers to offer service plans with increasingly large bundles of minutes of use at increasingly low prices. These competitive plans could adversely affect our ability to maintain our pricing, market penetration and customer retention. Furthermore, the FCC may pursue policies designed to make available additional spectrum for the provision of wireless services in each of our markets, which may increase the number of wireless competitors we face and enhance the ability of our wireless competitors to offer additional plans and services.

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

LEGISLATION AND GOVERNMENT REGULATIONS

The wireless communications industry is subject to extensive governmental regulation on the federal level and to varying degrees on the state level. The enactment of the Telecommunications Act of 1996 has had an effect on many aspects of this regulation. In addition, this regulation currently is the subject of administrative rulemakings and judicial proceedings that are significant to us.

Federal Regulation

The licensing, construction, modification, operation, ownership, sale and interconnection arrangements of wireless communications systems are subject to regulations and policies adopted by the FCC under the Communications Act of 1934, as amended, or the Communications Act. These regulations and policies govern, among other things, applications for licenses to construct and operate wireless communications systems, ownership of wireless licenses and the transfer of control or assignment of such licenses, and the ongoing technical and operational requirements under which wireless licensees must operate.

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

PART II

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

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Service revenues	$—	$—	$—	$102,137	$370,920
Equipment revenues	—	—	—	23,458	88,562

Total revenues	—	—	—	125,595	459,482

Operating expenses:
Cost of service (excluding depreciation included below)	—	—	—	61,881	118,335
Cost of equipment	—	—	—	100,651	155,084
Selling, general and administrative expenses (excluding non-cash compensation)	3,170	3,411	27,963	55,515	90,556
Non-cash compensation	1,002	1,222	1,455	1,115	7,379

	Year Ended December 31,
	1999	2000	2001	2002		2003
	(Dollars in thousands, except per share data)
Depreciation and amortization	8	3	208	21,394		41,900
(Gain) loss on sale of assets (1)	—	—	—	(278,956	)(1)	333

Total operating expenses	4,180	4,636	29,626	(38,400)		413,587

Income (loss) from operations	(4,180)	(4,636)	(29,626)	163,995		45,895

Other (income) expense:
Interest expense	15,261	16,142	10,491	6,805		11,254
Interest income	(67)	(169)	(2,046)	(964)		(1,061)
(Gain) loss on extinguishment of debt	—	—	7,109	—		(603)

Total other (income) expense	15,194	15,973	15,554	5,841		9,590

Income (loss) before income taxes and cumulative effect of change in accounting principle	(19,374)	(20,609)	(45,180)	158,154		36,305
Provisions for income taxes	—	—	—	(19,087)		(15,665)
Income (loss) before cumulative effect of change in accounting principle	(19,374)	(20,609)	(45,180)	139,067		20,640
Cumulative effect of change in accounting, net of tax	—	—	—	—		(74)
Net income (loss)	(19,374)	(20,609)	(45,180)	139,067		20,566
Accrued dividends on Series C preferred stock	(400)	(422)	—	—		—
Accrued dividends on Series D preferred stock	—	(195)	(4,963)	(10,838)		(18,749)

Net income (loss) applicable to common stock	$(19,774)	$(21,226)	$(50,143)	$128,229		$1,817

Income (loss) per share:
BASIC
Income (loss) per share before cumulative effect of change in accounting principle	$(0.43)	$(0.38)	$(0.72)	$1.13		$0.01
Cumulative effect per share of change in accounting principle, net of tax	—	—	—	—		—
Net income (loss) per share—basic	(0.43)	(0.38)	(0.72)	1.13		0.01
DILUTED
Income (loss) per share before cumulative effect of change in accounting principle	$(0.43)	$(0.38)	$(0.72)	$0.85		$0.01
Cumulative effect per share of change in accounting principle, net of tax	—	—	—	—		—
Net income (loss) per share—diluted	(0.43)	(0.38)	(0.72)	0.85		0.01
Other Financial and Operating Data (GAAP):
Net cash provided by (used in) operating activities	$(9,884)	$(9,463)	$(32,401)	$(64,523)		$109,618
Net cash provided by (used in) investing activities	(669)	(15,093)	24,183	(73,494)		(137,321)
Net cash provided by financing activities	10,420	31,015	41,708	157,066		201,951
Cash used for capital expenditures	669	93	133,604	212,305		117,212

Other Financial and Operating Data (Non-GAAP):
Adjusted EBITDA (2)	(3,170)	(3,411)	(27,963)	(92,452)		95,507
Adjusted EBITDA margin (3)	—	—	—	—		20.8%

	As of December 31,
	1999	2000	2001	2002		2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,719	$9,178	$42,668	$61,717		$235,965
Property and equipment, net	995	98	169,459	353,360		482,965
Total assets	108,296	126,520	324,010	562,922		902,494
Total debt, net of unamortized discount	79,697	81,251	48,548	50,850		195,795

(1)	In February 2002, we sold 10 MHz of excess spectrum in our Atlanta market resulting in a pre-tax gain of $279.0 million.
(2)	We utilize certain financial measures that are not calculated in accordance with GAAP to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of operations or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented.

Adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, average revenue per user, or ARPU, and cost per gross addition, or CPGA, are non-GAAP financial measures utilized by our management to judge our ability to meet our liquidity requirements and to evaluate our operating performance. We believe these measures are important in understanding the performance of our operations from period to period, and although every company in the wireless industry does not define each of these measures in precisely the same way, we believe that these measures (which are common in the wireless industry) facilitate key liquidity and operating performance comparisons with other companies in the wireless industry. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.

We have presented adjusted EBITDA because this financial measure, in combination with other GAAP and non-GAAP financial measures, is an integral part of the internal reporting system utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditure and working capital requirements and fund future growth. Adjusted EBITDA is a supplement to GAAP financial information and should not be construed as an alternative to, or more meaningful than cash flows from operating activities, as determined in accordance with GAAP.

The following table reconciles adjusted EBITDA to net cash provided by (used in) operating activities:

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Calculation of Adjusted EBITDA:
Net cash provided by (used in) operating activities:	$(9,884)	$(9,463)	$(32,401)	$(64,523)	$109,618
Interest expense, net interest income	15,194	15,973	8,445	5,841	10,193
Bad debt expense amortization	—	—	—	(381)	(991)
Accretion of asset retirement obligation	—	—	—	—	(50)
Non-cash interest	(4,396)	(5,506)	(3,882)	(3,028)	(3,090)
Deferred rents	—	—	(949)	(1,853)	(1,160)
Cost of abandoned cell site	—	(987)	—	—	(824)
Non-deferred tax	—	—	—	8,993	1,643
Working capital changes	(4,084)	(3,428)	824	(37,501)	(19,832)

Adjusted EBITDA	$(3,170)	$(3,411)	$(27,963)	$(92,452)	$95,507

(3)	Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by total revenues.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a wireless communications provider that offers digital wireless service in the San Francisco, Miami, Atlanta and Sacramento metropolitan areas. The year 2003 was the first full year of operations in all of our four market clusters. As a result of the significant growth we have experienced since we launched operations, our results of operations to date are not necessarily indicative of the results that can be expected in future periods. Moreover, we expect that our number of customers will continue to increase, which will continue to contribute to increases in our revenues and operating expenses.

We sell products and services to customers through our 48 company-owned retail stores as well as through relationships with indirect retailers. We primarily offer two monthly calling plans to our customers. One plan provides customers with unlimited calling within the local calling area for $35 per month; the other plan provides customers with unlimited calling from within a local calling area to anywhere within the continental United States for $40 per month. For additional fees, we also provide caller ID, voicemail, text messaging, camera functions, downloads of ringtones, games and content applications, international long distance and other value-added services. In 2002, we offered only one handset to customers for $149. Our offering of handsets has grown and as of December 31, 2003 we offered five different handsets priced from $129 to $219. As of December 31, 2003, we had approximately 976,899 customers.

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

Our customers pay in advance for our services. In accordance with generally accepted accounting principles, amounts received in advance are recorded on our balance sheet as deferred revenue, and are recognized as service revenues on our statement of operations only when the services are actually rendered. Although our billing system properly calculates the amount due from customers for service and properly records customer payments, it is not integrated with our accounting system and does not calculate service revenues or deferred revenue balances on a customer-by-customer basis. As a result, management calculates gross service revenues based on the average number of customers within each service offering multiplied by the price of the relevant service offering. Gross service revenues are then reduced by an amount attributable to the estimated number of customers included in our customer counts with handsets that have been disenabled, or hotlined, and whose service will be disconnected before they make a payment. Management’s controls over this process include detailed manual reconciliations between our billing system and our general ledger to insure that the balances in our deferred revenue accounts on the balance sheet are properly stated and we have properly recorded service revenues on our statement of operations.

In July 2003, during the preparation of quarterly financial statements, management noted that the balance of the deferred revenue accounts relative to service revenues had fluctuated from period to period in an inconsistent manner. Management called this inconsistency to the attention of our auditors. In August 2003, prior to the time that MetroPCS, Inc. became a reporting company under the Securities Exchange Act of 1934, management and our auditors noted that the reconciliation of deferred revenue did not include all the appropriate accounts receivable and deferred revenue accounts, and was not prepared on a timely basis. In September 2003, management concluded that we were understaffed in our revenue accounting function and that we did not have personnel with the appropriate experience required to properly account for activity resulting from the billing system.

Management immediately began to implement steps to improve the capabilities and reliability of our financial and accounting systems in order to provide reasonable assurance that our financial statements would not contain a material misstatement. At that time, our Chief Financial Officer began devoting substantial additional attention to our revenue accounting function in order to augment the Controller’s increased focus on this area that had begun in July 2003. In September 2003, we hired a Director of External Reporting, which enabled our Controller to devote additional time to our revenue accounting function. In October 2003, we began a search for additional accounting personnel with relevant training and experience in this area. Management believes the increased attention by our Chief Financial Officer and our Controller during the second half of 2003 was sufficient to remediate any understaffing in our revenue accounting function. In December 2003, we hired a Vice President-Controller and a Director of Revenue Accounting, whose responsibilities include direct oversight and supervision of our revenue accounting function. These new personnel assumed their positions with us in early January 2004.

In October 2003, in connection with the review of our interim financial statements, our auditors issued a letter to us describing these deficiencies. In February 2004, in connection with the audit of our financial statements for the year ended December 31, 2003, our auditors identified the lack of automation in the revenue reporting process as a “material weakness” in our internal controls over revenue reporting. The Public Company Accounting Oversight Board has defined material weakness as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” This means that there is a risk that a material misstatement in the deferred revenue accounts and the related service revenue accounts in our financial statements for a future period is reasonably possible.

To address revenue reporting, management made significant changes to the manual calculation and reconciliation processes to insure proper revenue reporting, including implementation of the following procedures by the end of the third quarter of 2003:

•	a more timely and complete monthly reconciliation of accounts receivable balances provided by our billing system to the corresponding balances in our general ledger and the related deferred revenue accounts;

•	monthly comparative analyses of our balance sheet account and income statement account trends, and monthly actual-to-budget variance analyses of income statement accounts; and

•	monthly comparative analysis of revenues per customer compared to prior months and compared to budget, on both a market-by-market basis and a company-wide basis.

We began a monthly reconciliation of cash received to recorded service revenues and deferred revenues that was utilized in the December 31, 2003 year-end close process.

As a result of these procedures, management and our auditors identified and recorded adjustments to our deferred revenue and service revenues accounts during the course of the preparation of the financial statements for the period. These adjustments totaled $110,000 for the three months ended December 31, 2003, or 0.1% of service revenues and 1.2% of income from operations for such period. These procedures also resulted in reclassification entries on our balance sheet prior to its issuance to properly classify amounts between deferred revenue and other liability accounts related to taxes and other charges to customers.

Management believes that the implementation of these procedures, together with the recording of the resulting adjustments prior to issuance of the related financial statements, were sufficient to permit it to conclude that the material weakness in our internal controls over revenue reporting had not resulted in a material misstatement of our financial statements.

To further enhance our internal controls, as discussed above, we have added a Vice President-Controller and a Director of Revenue Accounting, each of whom has several years of relevant experience with revenue and billing systems in the telecommunications industry. We have also hired a senior accounting professional whose focus is to make sure that we are effectively utilizing all of the functions available in our billing system, expand the related reporting capabilities, and continue to enhance and further automate our processes related to revenue accounting. We have increased the overall size of the revenue accounting staff from three persons during most of 2003 to a staff of six currently. In order to reduce the risk of manual errors, we are automating the summarization and transfer of information from our billing system to our general ledger. We are also developing reports that will substantially improve our control over the revenue calculation and deferred revenue reconciliation process.

While these efforts represent significant steps in remediating the material weakness, management believes, and our auditors have advised us based on their review of our financial statements for the three months ended March 31, 2004, that the material weakness still exists due to the lack of automation in this area. Moreover, our auditors have advised us that they will not be able to confirm that the material weakness has been fully remediated until they complete an audit of our financial statements. We expect our next audit to be completed in March 2005.

Remediation of the material weakness requires the automation of reports, including the development of reporting that details the deferred revenue and service revenues accounts on a customer-by-customer basis. Remediation will also require the automation of the transfer of information between our billing system and our general ledger, which is currently being performed manually. Development of these automated processes is currently ongoing. Although we intend to eliminate the material weakness by December 31, 2004, we cannot assure you that we will be able to do so.

Revenue Recognition

Our wireless services are provided on a month-to-month basis and are paid in advance. We recognize revenues from wireless services as they are rendered. Amounts received in advance are recorded as deferred revenue. Disenabling service for non-payment is known as hotlining. We do not recognize revenue on hotlined customers.

Revenues and related costs from the sale of accessories are recognized at the point of sale. The cost of handsets sold to indirect retailers are included in deferred charges until they are sold to and activated by customers. Amounts billed to indirect retailers for handsets are recorded as accounts receivable and deferred revenue upon shipment by us and are recognized as equipment revenues when service is activated by customers. Customers have the right to return handsets within a specified time or usage, whichever occurs first. Of the total paid by a new customer for a handset and activation, we record an activation fee of $15, which, since July 1, 2003, is generally recognized in equipment revenue at the time service is activated. We record an estimate for returns at the time of recognizing revenue.

Beginning July 1, 2003, we implemented EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” prepared by the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB. EITF 00-21 requires us to allocate amounts charged to customers between the sale of handsets and the sale of wireless telecommunication services on a relative fair value basis. This has resulted in the amount collected from the customer being allocated to the sale of the handset and to the first month’s service fee. As a result of this treatment, activation fees included in the consideration at the time of sale are generally recorded as handset revenue. Prior to the adoption of EITF 00-21, we had deferred activation fee revenue and amortized these revenues over the average life of our customers. The existing deferred revenue at July 1, 2003 is being amortized over the average life of our customers. On October 1, 2003, we changed the estimated average customer life from 25 months to 14 months, based on historical disconnect rates, resulting in an increase in activation revenue of $5.1 million in the fourth quarter of 2003 over amounts that would have been recognized using the prior estimated average life.

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

Our primary indefinite-lived intangible assets are our FCC licenses. We test investments in our FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that our FCC licenses may be impaired. The impairment test consists of a comparison of the fair value with the carrying value. We segregate our FCC licenses by regional market for the purpose of performing the impairment test as each geographical region is unique.

Valuation of Common Stock

Historically, we have assessed the value of our common stock at the end of each reporting period for the purpose of determining stock compensation on variable stock options. This valuation was also used to determine deferred compensation, if any, on non-variable stock option awards granted in the period, as well as for purposes of determining whether a beneficial conversion feature was in existence at each draw date of our Series D cumulative convertible redeemable preferred stock. Factors we considered were recent sales of stock to third parties, enterprise valuation ranges provided by third parties, the liquidation preference of our outstanding preferred stock, significant milestones achieved in the business, as well as the overall economic climate of the wireless industry.

Customer Recognition and Disconnect Policies

When a new customer subscribes to our service, the first month of service and activation fee is included with the handset purchase. Under GAAP, we are required to allocate the purchase price to each of the handset, the first month of service and the activation fee. Generally, the amount allocated to the handset will be less than our cost, and this difference is included in cost per gross addition, or CPGA. We recognize new customers as gross additions upon activation of service. We offer our customers the MetroPCS Promise, which allows a customer to return a newly purchased handset for a full refund prior to the earlier of seven days or 60 minutes of use. Customers who return their phones under the MetroPCS Promise are reflected as a reduction to gross additions. Customers’ monthly service payments are due in advance every month. Our customers must pay their monthly service amount by the payment date or their handset will be disenabled, or hotlined, and the customer will not be able to make or receive calls on our network. There is no service grace period. Any call attempted by a hotlined customer is routed directly to our interactive voice response system and customer service center in order to arrange payment. If the customer pays the amount due within 30 days of the original payment date then the customer’s handset is unhotlined and service is restored. If a hotlined customer does not pay the amount due within 30 days of the payment date the account is disconnected and counted as churn. Once an account is disconnected, upon reactivation, we charge a $15 reconnect fee to reestablish service and the revenue associated with this fee is deferred and recognized over the estimated life of the customer.

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

Income Taxes. As a result of our operating losses and additional depreciation available under federal tax laws in 2003, we have paid no federal income taxes to date. In addition, we have paid an immaterial amount of state income tax to date.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Set forth below is a summary of certain financial information for the periods indicated:

	2002	2003	Change
	(In thousands)
Revenues
Service revenues	$102,137	$370,920	263%
Equipment revenues	23,458	88,562	278%
Cost of service (excluding depreciation included below)	61,881	118,335	91%
Cost of equipment	100,651	155,084	54%
Selling, general and administrative expenses (excluding non-cash compensation included below)	55,515	90,556	63%
Non-cash compensation	1,115	7,379	562%
Depreciation and amortization	21,394	41,900	96%
Net income	139,067	20,566	(85%)

Revenues.    Total revenues increased $333.9 million, or 266%, to $459.5 million for the year ended December 31, 2003 from $125.6 million for the year ended December 31, 2002.

Service revenues increased $268.8 million, or 263%, to $370.9 million for the year ended December 31, 2003 from $102.1 million for the year ended December 31, 2002. The increase was attributable to the timing of the commercial launch of our four market clusters and a 268% increase in the number of our customers. We launched service in our Miami market in January 2002, in our Atlanta and Sacramento market clusters in February 2002, and in our San Francisco market cluster in September 2002. We launched commercial operations on the west coast of southern Florida in October 2003.

Equipment revenues increased $65.1 million, or 278%, to $88.6 million for the year ended December 31, 2003 from $23.5 million for the year ended December 31, 2002. The increase was attributable to a 43% increase in gross additions and a 99% increase in revenue per handset and upgrade sales to our existing customers, resulting in an increase of $16.6 million in equipment revenues. In 2002, we offered only one handset model to new customers.

Cost of Service.    Cost of service increased $56.5 million, or 91%, to $118.3 million for the year ended December 31, 2003 from $61.9 million for the year ended December 31, 2002. The increase was attributable to the timing of the commercial launch of our four market clusters and the increase in our number of customers, which resulted in a $16.0 million increase in interconnect fees, a $12.9 million increase in call center expenses, a $7.8 million increase in billing expenses, a $6.5 million increase in long distance costs, a $5.8 million increase in E-911 fees. Additionally, employee costs, cell site and switch facility lease expense and repair and maintenance expense increased as a result of the growth of our business and the expansion of our network.

Cost of Equipment.    Cost of equipment increased by $54.4 million, or 54%, to $155.1 million for the year ended December 31, 2003 from $100.7 million for the year ended December 31, 2002. The increase was due to a 66% increase in the number of handsets sold offset by a 7% reduction in average handset cost per unit.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $35.0 million, or 63%, to $90.6 million for the year ended December 31, 2003 from $55.5 million for the year ended December 31, 2002. Selling expenses increased by $17.6 million as a result of increased sales and marketing activities. General and administrative expenses increased by $17.4 million primarily due to the increase in our customer base and to network expansion, including a $5.8 million increase in transaction fees for customer collections, a $2.1 million increase in handset repair fees, a $3.0 million increase employee salaries and benefits, a $1.5 million increase in maintenance agreements for our network facilities, a $1.5 million increase in property insurance and a $1.1 million increase in professional fees.

Non-cash Compensation.    Non-cash compensation increased $6.3 million to $7.4 million for the year ended December 31, 2003 from $1.1 million for the year ended December 31, 2002, as a result of an increase in the estimated fair market value of our stock used for valuing stock options accounted for under variable accounting.

Depreciation and Amortization.    Depreciation and amortization expense increased $20.5 million, or 96%, to $41.9 million for the year ended December 31, 2003 from $21.4 million for the year ended December 31, 2002. The increase related primarily to the increase in network assets in service due to the timing of the commercial launch of our four market clusters. In-service base stations and switching equipment increased by $123.4 million during the year ended December 31, 2003. In addition, we had 142 more cell sites in service at December 31, 2003 than at December 31, 2002. We expect depreciation to continue to increase due to the additional cell sites and switches that we plan to place in service to meet future customer growth and usage.

Interest Expense.     Interest expense increased $4.5 million, or 65%, to $11.3 million for the year ended December 31, 2003 from $6.8 million for the year ended December 31, 2002. The increase was primarily attributable to additional interest on our $150.0 million of 10 3/4% senior notes issued in September 2003.

Net Income.    Net income decreased $118.5 million, or 85%, to $20.6 million for the year ended December 31, 2003 from $139.1 million for the year ended December 31, 2002. Net income for the year ended December 31, 2002 included a $279.0 million ($245.3 million after tax) gain on the sale of 10 MHz of spectrum in our Atlanta market.

Set forth below is a summary of certain non-GAAP financial information for the periods indicated:

	2002	2003	Change
Customers
End of period	513,484	976,899	90%
Net additions	513,484	463,415	(10%)
Churn
Average monthly rate	4.4%	4.6%	5%
ARPU	$39.17	$37.68	(4%)
CPGA	158.50	99.86	(37%)
Adjusted EBITDA (In thousands)	(92,452)	95,507	*

*	Not meaningful.

Customers.    Net customer additions were 463,415 for the year ended December 31, 2003, bringing our total customers to 976,899 as of December 31, 2003, an increase of 90% over the customer total as of December 31, 2002. This increase was due to the timing of our commercial launch and the continued demand for our service offering.

Churn.    The average monthly churn rate was 4.6% and 4.4% for the years ended December 31, 2003 and 2002, respectively.

Average Revenue Per User.    ARPU was $37.68 and $39.17 for the years ended December 31, 2003 and 2002, respectively. The $1.49, or 3.8%, decrease in ARPU was primarily the result of an increase in customers that did not pay for service while in hotlined status. For more detail regarding our calculation of ARPU, refer to “—Reconciliation of Non-GAAP Financial Measures” below.

Cost Per Gross Addition.    CPGA was $99.86 and $158.50 for the years ended December 31, 2003 and 2002, respectively. The $58.64, or 37%, decrease in CPGA was the result of an increase in activation fees revenue as well as lower per unit handset subsidies. Equipment costs for handsets sold to existing customers, including handset upgrade transactions, are excluded from CPGA as these costs are incurred specifically for existing customers. For more detail regarding our calculation of CPGA, refer to “—Reconciliation of Non-GAAP Financial Measures” below.

Adjusted EBITDA.    Adjusted EBITDA increased $188.0 million to $95.5 million for the year ended December 31, 2003 from an adjusted EBITDA deficit of $92.5 million for the year ended December 31, 2002. The increase was primarily the result of customer and revenue growth and spreading operating costs over a larger customer base. For more detail regarding our calculation of adjusted EBITDA, refer to “—Reconciliation of Non-GAAP Financial Measures” below.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Set forth below is a summary of certain financial information for the periods indicated:

	2001	2002	Change
	(In thousands)
Selling, general and administrative expenses (excluding non-cash compensation included below)	$27,963	$55,515	99%
Non-cash compensation	1,455	1,115	(23)%
Depreciation and amortization	208	21,394	*
Net income (loss)	(45,180)	139,067	*

*	Not meaningful.

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

Selling, General and Administrative Expenses.    Selling, general and administrative expenses including non-cash compensation increased $27.2 million, or 93%, to $56.6 million for the year ended December 31, 2002 from $29.4 million for the year ended December 31, 2001. Selling expenses were $26.5 million in 2002, compared to no selling expenses in 2001. General and administrative expenses were $30.1 million in 2002, which included additional staffing due to the timing of the launch of our business. General and administrative expenses in 2001 were $29.4 million, which included $9.5 million primarily related to build-out activities, which prior to commercial launch were classified in general and administrative expenses.

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

Net Income.    Net income was $139.1 million for the year ended December 31, 2002, as compared to a net loss of $45.2 million for the year ended December 31, 2001. Net income for the year ended December 31, 2002 included a $279.0 million ($245.3 million after tax) gain on the sale of 10 MHz of spectrum in our Atlanta market.

Liquidity and Capital Resources

The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs, debt service and financing fees and expenses. We estimate that our aggregate capital expenditures for 2004, which will be primarily associated with our efforts to increase the capacity of our network through the addition of cell sites and switches, will be approximately $230 million. A portion of this amount includes the cost to begin the build out of our network for the newly acquired licensed areas in northern California. Such amount represents an increase of approximately $20 million from our prior estimate of 2004 capital expenditures, and is primarily due to additional network capacity requirements necessitated by the increased demand of adding more subscribers than planned whose average usage is higher than planned. We believe the increased service area and capacity will improve our service offering and thereby help us to attract additional customers and increase revenues. We believe our cash on hand and cash generated from operations will be sufficient to meet our projected capital requirements for the foreseeable future. Although we estimate that these funds will be sufficient to finance our continued growth, we may have additional capital requirements, which could be substantial, for future network upgrades and advances in new technology.

Existing Indebtedness. As of December 31, 2003, we had $195.8 million of total indebtedness, consisting of $150.0 million principal amount of our senior notes, $46.8 million face amount of our FCC notes, which are recorded net of unamortized original issue discount of $4.8 million, and $3.8 million of debt associated with our obligation to other carriers for the cost of clearing microwave links in areas covered by our licenses.

Other Long-Term Liabilities.    As of December 31, 2003, we had approximately $20.6 million in other long-term liabilities, comprised of liabilities to certain network equipment providers, the primary cause of the increase, and our reserve for uncertain tax positions, as compared to $1.8 million as of December 31, 2002.

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

As of December 31, 2002, we had $61.7 million in cash and cash equivalents, as compared to $42.7 million in cash and cash equivalents at December 31, 2001. Cash used in operating activities was $64.5 million during the year ended December 31, 2002 as a result of our net income of $139.1 million, $37.5 million of cash provided by changes in working capital and $37.9 million of non-cash charges consisting primarily of depreciation and amortization, deferred income taxes, accretion of interest, and non-cash compensation, offset by a $279.0 million gain resulting from our sale of spectrum, the proceeds of which are included in investing cash flows. Cash used by investing activities was $73.5 million during the year ending December 31, 2002, related to capital expenditures associated with our network build-out, offset by $141.2 million of proceeds on our sale of spectrum. Cash provided by financing activities was $157.1 million during the year ended December 31, 2002, primarily relating to proceeds from the sale of our preferred stock.

Cash used in operating activities was $32.4 million during the year ended December 31, 2001 as a result of our net loss of $45.2 million and $0.8 million of cash used in changes in working capital, offset by $13.6 million consisting of loss on extinguishment of debt, depreciation and amortization, accretion of interest and non-cash compensation and other expenses. Cash provided by investing activities was $24.2 million during the year ending December 31, 2001, primarily relating to an advance associated with our sale of spectrum that ultimately closed in 2002, offset by capital expenditures associated with our network build-out. Cash provided by financing activities was $41.7 million during the year ended December 31, 2001, primarily relating to proceeds from the sale of our preferred stock.

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

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations	(In thousands)
Long-term debt, including current portion and interest	$200,588	$13,362	$29,453	$4,252	$153,521
Interest paid in cash	136,035	19,092	35,455	32,791	48,697
Operating leases	172,885	29,337	58,220	39,083	46,245
Firm purchase commitments	22,139	13,622	8,517	—	—

Total cash contractual obligations	$531,647	$75,413	$131,645	$76,126	$248,463

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

Adjusted earnings before interest, taxes, depreciation and amortization or adjusted EBITDA, average revenue per user, or ARPU, and cost per gross addition, or CPGA, are an integrated set of non-GAAP financial measures utilized by our management to judge our operating performance. We believe these measures are important in understanding the performance of our operations from period to period, and although every company in the wireless industry does not define each of these measures in precisely the same way, we believe that these measures (which are common in the wireless industry) facilitate key operating performance comparisons with other companies in the wireless industry. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.

We have presented adjusted EBITDA because this financial measure, in combination with other GAAP and non-GAAP financial measures, is an integral part of our internal reporting system utilized by management to facilitate evaluation of our ability to meet future debt service, capital expenditure and working capital requirements and fund future growth. Adjusted EBITDA is a supplement to GAAP financial information and should not be construed as an alternative to, or more meaningful than cash flows from operating activities, as determined in accordance with GAAP.

The following table reconciles adjusted EBITDA to net cash provided by (used in) operating activities:

Adjusted EBITDA

	Year Ended December 31,
	2001	2002	2003
	(In thousands)
Calculation of Adjusted EBITDA:
Net cash provided by (used in) operating activities	$(32,401)	$(64,523)	$109,618
Interest expense, net of interest income	8,445	5,841	10,193
Bad debt expense	—	(381)	(991)
Accretion of asset retirement obligation	—	—	(50)
Non-cash interest	(3,882)	(3,028)	(3,090)
Deferred rents	(949)	(1,853)	(1,160)
Cost of abandoned cell sites	—	—	(824)
Non-deferred tax	—	8,993	1,643
Working capital changes	824	(37,501)	(19,832)

Adjusted EBITDA	(27,963)	(92,452)	95,507

We believe average revenue per user, or ARPU, is a useful measure to evaluate our per-customer service revenue realization and to assist in forecasting our future service revenues. ARPU is calculated exclusive of activation revenues, as these amounts are a component of our costs of acquiring new customers and are included in our calculation of CPGA. ARPU is also calculated exclusive of E-911 charges, as these are generally pass through charges that we collect from our customers and remit to the appropriate government agencies.

Average number of customers for any measurement period is determined by dividing (a) the sum of the average monthly number of customers for the measurement period by (b) the number of months in such period. Average monthly number of customers for any month represents the sum of the number of customers on the first day of the month and the last day of the month divided by two. The following table shows the calculation of ARPU for the periods indicated:

Average Revenue per User (ARPU)

	Year Ended December 31,
	2002	2003
	(In thousands, except average number of customers and ARPU)
Service revenues	$102,137	$370,920
Less: Activation revenues	(3,018)	(14,410)
E-911 charges	—	(5,823)

Net service revenues	99,119	350,687

Divided by: Average number of customers	210,881	775,605

ARPU	$39.17	$37.68

We utilize CPGA to assess the efficiency of our distribution strategy, validate the initial capital invested in our customers and determine the number of months to recover our customer acquisition costs. This measure also provides a gauge to compare our average acquisition costs per new customer to those of other wireless communications providers. Activation revenues and equipment revenues related to new customers are deducted form selling costs in this calculation as they represent amounts paid by customers at the time their service is activated which reduce our acquisition cost of those customers. Additionally, equipment costs associated with existing customers, net of the related revenues, are excluded as this measure is intended to reflect only the acquisition costs related to new customers. The following table shows the calculation of CPGA for the periods indicated:

Cost per Gross Addition (CPGA)

	Year Ended December 31,
	2002	2003
	(In thousands, except gross customer additions and CPGA)
Selling expenses	$26,526	$44,076
Less: Activation revenues	(3,018)	(14,410)
Less: Equipment revenues	(23,458)	(88,562)
Plus: Equipment revenue not associated with new customers	578	17,150
Plus: Cost of equipment	100,651	155,084
Less: Equipment costs not associated with new customers	(2,050)	(24,030)

Gross addition expenses	99,229	89,308

Divided by: Gross customer additions	626,050	894,348

CPGA	$158.50	$99.86

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to insure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In July 2003, during the preparation of quarterly financial statements, management noted that the balance of the deferred revenue accounts relative to service revenues had fluctuated from period to period in an inconsistent manner. Management called this inconsistency to the attention of our auditors. In August 2003, prior to the time that MetroPCS, Inc. became a reporting company under the Exchange Act, management and our auditors noted a deficiency in our process related to revenue reporting. Management and our auditors noted that the reconciliation of deferred revenue did not include all the appropriate accounts receivable and deferred revenue accounts, and was not prepared on a timely basis. In September 2003, management concluded that we were understaffed in our revenue accounting function and that we did not have personnel with the appropriate experience required to properly account for activity resulting from the billing system.

Management immediately began to implement steps to improve the capabilities and reliability of our financial and accounting systems in order to provide reasonable assurance that our financial statements would not contain a material misstatement. At that time, our Chief Financial Officer began devoting substantial additional attention to our revenue accounting function in order to augment the Controller’s increased focus on this area that had begun in July 2003. In September 2003, we hired a Director of External Reporting, which enabled our

Controller to devote additional time to our revenue accounting function. In October 2003, we began a search for additional accounting personnel with relevant training and experience in this area. Management believes the increased attention by our Chief Financial Officer and our Controller during the second half of 2003 was sufficient to remediate any understaffing in our revenue accounting function. In December 2003, we hired a Vice President-Controller and a Director of Revenue Accounting, whose responsibilities include direct oversight and supervision of our revenue accounting function. These new personnel assumed their positions with us in early January 2004.

In October 2003, in connection with their review of our interim financial statements, our auditors issued a letter to us describing these deficiencies. In February 2004, in connection with the audit of our financial statements for the year ended December 31, 2003, our auditors identified the lack of automation in the revenue reporting process as a “material weakness” in our internal controls over revenue reporting. The Public Company Accounting Oversight Board has defined material weakness as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” This means that there is a risk that a material misstatement in the deferred revenue accounts and the related service revenue accounts in our financial statements for a future period is reasonably possible.

In response to the lack of automation in our revenue reporting process, management made significant changes to our manual calculation and reconciliation processes to insure proper revenue reporting, including implementation of the following procedures by the end of the third quarter of 2003:

•	a more timely and complete monthly reconciliation of accounts receivable balances provided by our billing system to the corresponding balances in our general ledger and the related deferred revenue accounts;

•	monthly comparative analyses of our balance sheet account and income statement account trends, and monthly actual-to-budget variance analyses of income statement accounts; and

•	monthly comparative analysis of revenues per customer compared to prior months and compared to budget, on both a market-by-market basis and a company-wide basis.

Management evaluated the effectiveness of these additional manual processes through the following:

•	monthly reconciliation of cash received to recorded service revenues and deferred revenues;

•	analytical review and validation of financial, operating and liquidity measurements and their related trends against management’s expectations based on management’s knowledge of operations. These financial and operating measurements included adjusted EBITDA, customer counts, activations and deactivations which are considered in the calculation of revenue, and revenue per subscriber measurements that are derived from the revenue calculations;

•	review of monthly and annual results compared to budget;

•	review of the detailed reconciliation of the accounts receivable trial balance from the billing system to the appropriate accounts receivable and deferred revenue accounts in the general ledger;

•	inquiries of personnel preparing such reconciliations to insure these were comprehensive and included all appropriate accounts and all reconciling items were proper; and

•	analytical reviews of overall reconciliations of cash received to the recorded balances in service revenues and deferred revenue.

As a result of the additional manual processes and their evaluation by management, management and our auditors identified and recorded adjustments to our deferred revenue and service revenues accounts during the course of the preparation of the financial statements for the related periods. These adjustments totaled $110,000 for the three months ended December 31, 2003, or 0.1% of service revenues and 1.2% of income from operations for such period. These additional manual processes also resulted in reclassification entries on our balance sheet prior to its issuance to properly classify amounts between deferred revenue and other liability accounts related to taxes and other charges to customers.

Management believes that the implementation of these additional manual processes, together with the recording of the resulting adjustments prior to issuance of the related financial statements, were sufficient to permit it to conclude that the material weakness in our internal controls over financial reporting, based on a lack of automation in revenue reporting, had not resulted in a material misstatement of our financial statements.

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Because the material weakness relates primarily to the lack of automation in the revenue reporting function, our Chief Executive Officer and our Chief Financial Officer were able to conclude that, as a result of the implementation of the manual processes and other procedures enumerated above, our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2003.

Management believes, and our auditors have advised us based on their review of our financial statements for the three months ended March 31, 2004, that the material weakness still exists due to the lack of automation in our revenue reporting process. Remediation of the material weakness requires the automation of reports, including the development of reporting that details the deferred revenue balance and monthly service revenues on a customer-by-customer basis. Remediation will also require automation of the transfer of information between our billing system and our general ledger, which is currently being performed manually. Development of these automated processes is currently ongoing. Although we intend to eliminate the material weakness by December 31, 2004, we cannot assure you that we will be able to do so.

General Controls and Procedures

The following procedures were in place and performed throughout the year:

•	review of monthly financial reports and reconciliations with appropriate accounting and finance personnel. These reviews include a discussion of the results of operations, including the validation of fluctuations in various line items in the financial statements;

•	monthly review of financial and operating measurements with corporate management and market personnel;

•	discussion of any known trends, events or uncertainties and information regarding market risk with appropriate level management personnel;

•	review of all communications from internal auditors and our independent registered public accounting firm;

•	determination that adequate personnel resources were in place and proper assignment of such resources were made for the preparation of the annual report on Form 10-K; and

•	establishment of a disclosure committee comprised of executive management and key operating personnel in the fourth quarter of 2003.

Additionally, the following controls and procedures were established prior to December 31, 2003, and were performed in conjunction with the December 31, 2003 year-end close process:

•	held meetings of the disclosure committee prior to the filing of the annual report on Form 10-K to review the completeness, adequacy and accuracy of disclosures;

•	prepared a financial disclosure checklist to insure all applicable disclosures were adequately made; and

•	held meetings with the audit committee of the board of directors to discuss the results of operations and new accounting guidance, and to review the filing, including a discussion of the disclosures and the material weakness.

The changes in our internal control over financial reporting discussed above that occurred during our fiscal quarter ended December 31, 2003 are reasonably likely to materially affect our internal control over financial reporting.

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

Name and Address of Beneficial Owner (1)	Common Stock						Preferred Stock
	Class A		Class B		Class C		Series D
	Number	Percentage	Number	Percentage	Number	Percentage	Number	Percentage
Roger D. Linquist (2)	120	66.7%	8,173,500	51.5%	3,583,520	5.5%	—	—
Malcolm M. Lorang (3)	—	—	1,640,220	18.1%	77,080	*	—	—
Dennis G. Spickler (4)	—	––	1,230,000	14.1%	77,100	*	—	—
Albert S. Loverde (5)	—	––	1,079,332	12.4%	91,640	*	—	—
J. Braxton Carter (6)	—	––	—	—	165,000	*	—	—
Corey A. Linquist (7)	—	—	1,029,300	11.8%	41,820	*	—	—
Robert A. Young (8)	—	—	—	—	325,000	*	—	—
C. Boyden Gray (9)	60	33.3%	323,340	4.1%	215,400	*	—	—
John Sculley (10)	—	––	593,340	7.4%	310,320	*	5,050	*
Joseph T. McCullen, Jr. (11)	—	––	––	––	180,600	*	10,000	*
James F. Wade	—	—	—	—	—	—	—	—
Harry F. Hopper, III (12)	—	—	—	—	180,600	*	250,000	7.1%
Arthur C. Patterson (13)	—	—	3,300,000	42.9%	16,924,260	25.9%	439,866	12.6%
Accel Partners, et al (14) 428 University Ave. Palo Alto, CA 94301	—	––	3,300,000	42.9%	16,743,660	25.7%	439,866	12.6%
Battery Ventures III, L.P. (15) 20 William Street, Suite 200 Wellesley, MA 02481	—	––	1,650,000	21.5%	6,111,540	9.4%	—	—
Clarity Partners (16) 100 North Crescent Dr. Beverly Hills, CA 90210	—	—	—	—	—	—	266,220	7.6%
Columbia Capital, et al (17) 201 North Union Street, Suite 300 Alexandria, VA 22314	—	—	—	—	180,600	*	250,000	7.1%
General Motors Pension Fund (18) 767 Fifth Avenue, New York, NY 10153	—	––	—	––	12,960,960	17.9%	100,000	2.9%
INVESCO Investors (19) c/o Parag Saxena, 1166 Avenue of the Americas, New York, NY 10036	—	––	––	––	4,799,790	7.2%	16,464	*
Los Angeles County Employee Retirement Association (20) c/o Pathway Capital Management, 5 Park Plaza, Suite 300 Irvine, CA 92614	—	—	—	—	5,071,800	7.6%	—	—
M/C Venture Partners, et al (21) 75 State Street Boston, MA 02109	—	—	—	—	180,600	*	830,000	23.7%
Metro PCS Investors LLC (22) 360 North Crescent Dr., North Bldg. Beverly Hills, CA 90210	—	—	—	—	—	—	266,220	7.6%
Mitsui & Co., Ltd. (23) 200 Park Avenue New York, NY 10166,	—	––	––	––	5,040,000	7.7%	—	—
Technology Ventures (24) Associates III 135 E. Putnam Ave., Greenwich, CT 06830	—	––	––	—	3,729,600	5.7%	200,010	5.7%
Wachovia Capital Partners (25) One First Union Center 301 South College St. Charlotte, NC 28288	—	—	—	—	—	—	250,000	7.1%

Name and Address of Beneficial Owner (1)	Common Stock						Preferred Stock
	Class A		Class B		Class C		Series D
	Number	Percentage	Number	Percentage	Number	Percentage	Number	Percentage
Whitney & Co., LLC (26) 177 Broad Street Stamford, CT 06901	—	—	—	—	—	—	250,000	7.1%
All directors and executive officers as a group (15 persons)	180	100.0%	17,369,032	83.7%	22,582,940	33.8%	1,534,916	43.9%

*	Represents less than 1%
(1)	Unless otherwise indicated, the address of each person is c/o MetroPCS, Inc., 8144 Walnut Hill Lane, Suite 800, Dallas, Texas 75231.
(2)	Includes 8,173,500 shares of Class B common stock and 109,400 shares of Class C common stock issuable upon exercise of options granted under our stock option plan.
(3)	Includes 1,359,900 shares of Class B stock and 40,600 shares of Class C stock issuable upon exercise of options granted under our stock option plan.
(4)	Includes 1,020,000 shares of Class B common stock and 52,800 shares of Class C common stock issuable upon exercise of options granted under our stock option plan.
(5)	Includes 996,000 shares of Class B common stock and 44,600 shares of Class C common stock issuable upon exercise of options granted under our stock option plan.
(6)	Includes 165,000 shares of Class C common stock issuable upon exercise of options granted under our stock option plan.
(7)	Includes 1,029,300 shares of Class B common stock and 35,700 shares of Class C common stock issuable upon exercise of options granted under our stock option plan.
(8)	Includes 325,000 shares of Class C common stock issuable upon exercise of options granted under our stock option plan.
(9)	Includes 143,340 shares of Class B common stock and 180,600 shares of Class C common stock issuable upon exercise of options granted under our stock option plan. Also includes 60,000 shares of Class B common stock and 7,680 shares of Class C common stock issuable upon exercise of outstanding warrants.
(10)	Includes 143,340 shares of Class B common stock and 180,600 shares of Class C common stock issuable upon exercise of options granted under our stock option plan. Also includes 150,000 shares of Class B common stock and 45,060 shares of Class C common stock issuable upon exercise of outstanding warrants.
(11)	Includes 130,433 shares of Class C common stock issuable upon exercise of options granted under our stock option plan.
(12)	Mr. Hopper is affiliated with Columbia Capital Equity Partners III (QP) LP, Columbia Capital Equity Partners III (Cayman) LP, Columbia Capital Equity Partners III (AI) LP, Columbia Capital Investors III, LLC, and Columbia Capital Employee Investors III, LLC and may be deemed to be a member of a “group” (hereinafter referred to as Columbia Capital, et al) under Section 13d-3 of the Exchange Act and may be deemed to share voting and/or investment power with respect to the shares owned by such entities. Mr. Hopper disclaims beneficial ownership of such shares, except to the extent of his interest in such shares arising from his interests in Columbia Capital, et al.
(13)	Includes 180,600 shares of Class C common stock issuable upon exercise of options granted to Mr. Patterson under our stock option plan. In addition, Mr. Patterson is affiliated with Accel Internet Fund III, LP, Accel Investors ‘94 LP, Accel Investors ‘99 LP, Accel IV LP, Accel Keiretsu LP, Accel VII LP, ACP Family Partnership LP, Ellmore C. Patterson Partners, and Prosper Partners and may be deemed to be a member of a “group” (hereinafter referred to as Accel Partners, et al) under Section 13d-3 of the Exchange Act and may be deemed to share voting and/or investment power with respect to the shares owned by such entities. Mr. Patterson disclaims beneficial ownership of such shares, except to the extent of his interest in such shares arising from his interests in Accel Partners, et al.
(14)	Accel Partners, et al (consisting of Accel Internet Fund III, LP (54,614 shares of Series D preferred stock), Accel Investors ‘94 LP (741,720 shares of common stock), Accel Investors ‘99 LP (27,007 shares of Series D preferred stock), Accel IV LP (18,360,000 shares of common stock), Accel Keiretsu LP (371,000 shares of common stock), Accel VII LP (218,458 shares of Series D preferred stock), ACP Family Partnership LP (100,040 shares of Series D preferred stock), Ellmore C. Patterson Partners (440,880 shares of common stock and 39,866 shares of Series D preferred stock), and Prosper Partners (120,060 shares of common stock)) may be deemed to be a “group” under Section 13d-3 of the Exchange Act. Accel IV L.P. is a limited partnership in which Accel IV Associates L.P. is the sole general partner. Accel Keiretsu L.P. is a limited partnership in which Accel Partners & Co., Inc. is the sole general partner. Arthur C. Patterson and James R. Swartz are co-owners and officers of Accel Partners & Co., Inc., and James W. Breyer is an officer. Accel Investors ‘94 L.P. is a limited partnership in which Arthur C. Patterson, James R. Swartz, Paul H. Klingenstein, and James W. Breyer are the general partners. Accel VII L.P. is a limited partnership in which Accel VII Associates L.L.C. is the sole general partner. Accel Internet Fund III L.P. is a limited partnership in which Accel Internet Fund III Associates L.L.C. is the sole general partner. Ellmore C. Patterson Partners is a partnership in which Arthur C. Patterson is the sole general partner. Prosper Partners is a partnership for which Paul H. Klingenstein is Attorney in Fact. ACP Family Partnership L.P. is a limited partnership in which Arthur C. Patterson is the sole general partner. Each beneficial owner of the shares disclaims beneficial ownership except to the extent of their pecuniary interest therein.
(15)	Battery Partners III, L.P. is the general partner of Battery Ventures III, L.P. The general partners of Battery Partners III, L.P. are Richard D. Frisbie, Oliver D. Curme, Howard Anderson, Thomas J. Crotty, Kenneth P. Lawler and Todd A. Dagres, which individuals may be deemed to have shared beneficial ownership of these shares.
(16)	Clarity Partners, LP, is a limited partnership controlled by Clarity GenPar, LLC, its general partner. Clarity GenPar, LLC, a limited liability company, has sole voting and investment power with respect to the shares held by Clarity Partners, LP.

(17)	Columbia Capital, et al (consisting of Columbia Capital Equity Partners III (QP) LP (95,164 shares of Series D preferred stock), Columbia Capital Equity Partners III (Cayman) LP (73,925 shares of Series D preferred stock), Columbia Capital Equity Partners III (AI) LP (7,425 shares of Series D preferred stock), Columbia Capital Investors III, LLC (33,225 shares of Series D preferred stock), and Columbia Capital Employee Investors III, LLC (40,261 shares of common stock) may be deemed to be a “group” under Section 13d-3 of the Exchange Act. Includes 180,600 shares of common stock issuable upon exercise of options granted under our 1995 stock option plan. Mr. Hopper is a Managing Member of Columbia Capital III, L.L.C, the general partner of Columbia Capital Equity Partners III, L.P., which is the general partner of Columbia Capital Equity Partners III (QP), L.P., Columbia Capital Equity Partners III (Cayman), L.P., and Columbia Capital Investors III, L.L.C. and Columbia Capital Employee Investors III, L.L.C., and may be deemed to share voting and investment power with respect to all shares held by those entities. Mr. Hopper disclaims beneficial ownership of such shares except to the extent of his pecuniary interest, if any, therein.
(18)	Includes 7,098,780 shares of Class C common stock issuable upon exercise of outstanding warrants. Kane & Co. holds these shares of common stock as nominee for First Plaza Group Trust. JP Morgan Chase Bank is the trustee for First Plaza Group Trust.
(19)	INVESCO is the investment advisor to a number of our stockholders, and has investment and voting power over the shares owned by such stockholders. These stockholders include (i) Drake & Co., as nominee for Citiventure Private Partners III Ltd., (ii) Michael A. Wall, (iii) Northpass & Co., as custodian for KME Venture III L.P., (iv) Cheer Idyll Property Ltd., (v) Drake & Co., as nominee for Shirley Wong Shun Yee, (vi) Leckwith Property Ltd., (vii) Trendly Investments, and (viii) Evermore Corp. Mr. Parag Saxena, our former director, is affiliated with INVESCO, and both he and INVESCO may be deemed to have voting and/or investment power with respect to the shares owned by such investors. INVESCO and Mr. Saxena disclaim beneficial ownership of such shares. Includes an aggregate of 1,612,170 shares of Class C common stock issuable upon exercise of outstanding warrants.
(20)	Includes 1,601,280 shares of Class C common stock issuable upon exercise of outstanding warrants.
(21)	M/C Venture Partners, et al (consisting of M/C Venture Investors, LLC, M/C Venture Partners IV, LP, M/C Venture Partners V, LP, and Chestnut Venture Partners LP) may be deemed to be a “group” under Section 13d-3 of the Exchange Act. Includes an aggregate of 180,600 shares of Class C common stock issuable upon exercise of options granted under to our stock option plan.
(22)	MetroPCS Investors, LLC is a single member limited liability company owned by PCG Tagi (Series E), LLC, PCG Tagi (Series E), LLC is controlled by GKW Unified Holdings, LLC, which is a member-managed limited liability company. The members of GKW Unified Holdings, LLC are Dr. Philip Levine, as trustee of the Winbro One Irrevocable 1998 Irrevocable Trust, the Winbro Two Irrevocable 1998 Trust and the Winbro Three Irrevocable 1998 Trust, and Gary and Karen Winnick.
(23)	Includes Mitsui & Co. (U.S.A.), Inc., an affiliate of Mitsui & Co., Ltd. Includes 240,000 shares of Class C common stock issuable upon exercise of outstanding warrants.
(24)	Technology Venture Associates III, L.P. is a limited partnership in which Craig R. Stapleton is the sole General Partner.
(25)	Wachovia Capital Partners 2001, LLC is a limited liability company in which Wachovia Investors, Inc. is the sole member and WCP Management Company 2001, LLC is its Manager. Scott B. Perper is Senior Vice President and Managing Partner of Wachovia Capital Partners 2001, LLC Managing Member and Senior Vice President of WCP Management Company 2001, LLC and Senior Vice President of Wachovia Investors Inc.
(26)	Includes 211,296 shares of common stock held by Whitney V, L.P. and 39,005 shares of common stock held by J.H. Whitney IV, L.P. The general partner of Whitney V, L.P. is Whitney Equity Partners V, LLC, the managing members of which are Peter M. Castleman, Michael R. Stone, William Laverack, Jr. Daniel J. O’Brien, John C. Hockin, Steven E. Rodgers, Paul R. Vigano and Robert M. Williams, Jr. The general partner of J.H. Whitney IV, L.P. is J.H. Whitney Equity Partners IV, L.L.C., the managing members of which are Peter M. Castleman, Michael R. Stone, William Laverack, Jr., and Daniel J. O’Brien.

Equity Compensation Plan Information

Information concerning securities authorized for issuance under our equity compensation plan is set forth in Item 5 of this Form 10-K and is incorporated in Item 12 of this Form 10-K by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements, Schedules and Exhibits

(3)	Exhibits

Exhibit No.	Description

31.1*	Certification of Roger D. Linquist, President and Chief Executive Officer of MetroPCS, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Lyle Patrick, Vice President and Chief Financial Officer of MetroPCS, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROPCS, INC. (Registrant)

By:	/s/ Roger D. Linquist
Roger D. Linquist President, Chief Executive Officer, Secretary and Chairman of the Board

Date: July 27, 2004

By:	/s/ J. Lyle Patrick
J. Lyle Patrick Vice President and Chief Financial Officer

Date: July 27, 2004