Form 10-Q/A
period 2004-03-31
METROPCS INC
filed 2004-07-27
CIK 1121026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC, 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, on May 31, 2004 was 85,106,870.

EXPLANATORY NOTE

We are filing this Form 10-Q/A to conform the disclosure herein to certain disclosure set forth in Amendment No. 5 to Form S-1 filed by MetroPCS Communications, Inc. Other than as set forth in this Amendment No. 1, no information included in the initial Form 10-Q has been amended by this Form 10-Q/A. This Form 10-Q/A continues to speak as of the date that the initial Form 10-Q was filed with the SEC, and we have not updated the disclosure herein to reflect any information or events subsequent to the filing of the initial Form 10-Q.

MetroPCS, Inc.

i

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

We began a monthly reconciliation of cash received to recorded service revenues and deferred revenues that was first utilized in the December 31, 2003 year-end close process.

As a result of these procedures, management and our auditors identified and recorded adjustments to our deferred revenue and service revenues accounts during the course of the preparation of the financial statements for the period. These adjustments totaled $665,000 for the three months ended March 31, 2004, or 0.5% of service revenues and 2.9% of income from operations for such period. These procedures also resulted in reclassification entries on our balance sheet prior to its issuance to properly classify amounts between deferred revenue and other liability accounts related to taxes and other charges to customers.

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

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Set forth below is a summary of certain financial information for the periods indicated:

	Three Months Ended March 31,
	2003	2004	Change
	(In thousands)
Revenues
Service revenues	$75,999	$132,921	75%
Equipment revenues	23,399	40,077	71%
Cost of service (excluding depreciation included below)	25,929	40,909	58%
Cost of equipment	44,213	64,047	45%
Selling, general and administrative expenses (excluding non-cash compensation included below)	18,046	28,916	60%
Non-cash compensation	241	3,256	*
Depreciation and amortization	9,047	12,774	41%
Interest expense	1,755	5,572	217%
Net income	9	10,837	*

*	Not meaningful.

Revenues.    For the three months ended March 31, 2004, our total revenues increased $73.6 million, or 74%, to $173.0 million from $99.4 million for the comparable period in 2003.

Service revenues accounted for 77% of total revenues and equipment revenues accounted for 23% of total revenues for the three months ended March 31, 2004. Service revenues increased $56.9 million, or 75%, to $132.9 million for the three months ended March 31, 2004 from $76.0 million for the three months ended March 31, 2003. The increase was attributable to the continued strong demand for service in our four market clusters resulting in a 73% increase in average number of customers.

Equipment revenues increased $16.7 million, or 71%, to $40.1 million for the three months ended March 31, 2004 from $23.4 million for the three months ended March 31, 2003. During 2003, we significantly expanded our handset product line, leading to significant upgrade sales to existing customers. Handset sales to existing customers increased to $16.7 million of revenue during the first quarter of 2004, as compared to $1.0 million of revenue in the first quarter of 2003. The remaining increase was attributable to the revenues generated by new customers selecting handsets from our expanded product line.

Cost of Service.    Cost of service increased $15.0 million, or 58%, to $40.9 million for the three months ended March 31, 2004 from $25.9 million for the three months ended March 31, 2003. This increase was due to the overall growth of our business and an increase in our customer base, including a $4.2 million increase in long distance costs, a $3.8 million increase in call center expenses, a $1.1 million increase in billing expenses, and a $0.9 million increase in E-911 fees.

Cost of Equipment.    Cost of equipment increased $19.8 million, or 45%, to $64.0 million for the three months ended March 31, 2004 from $44.2 million for the three months ended March 31, 2003. This increase was attributable to our overall increase in customers as well as our increase in the number of equipment upgrades purchased by our existing customers due to our offering a broader line of handsets in 2004. Cost of equipment related to existing customers totaled $21.2 million during the first quarter 2004 as compared to $2.5 million for the same period last year.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $10.9 million, or 60%, to $28.9 million for the three months ended March 31, 2004 from $18.0 million for the three months ended March 31, 2003. Selling expenses increased by approximately $2.3 million as a result of increased sales and marketing activities, including advertising expenses aimed at growing our customer base. General and administrative expenses increased by $8.6 million. This increase was due to the overall growth of our business, including a $2.4 million increase in property taxes, a $2.0 million increase in software and data services, a $1.6 million increase in professional services, a $1.1 million increase in credit card and bank charges, a $0.5 million increase in employee related costs, and a $1.0 million increase in building lease, insurance and other expenses.

Non-cash Compensation.    Non-cash compensation was $3.3 million for the three months ended March 31, 2004, compared to $0.2 million for the three months ended March 31, 2003. The increase was primarily due to the increase in the estimated fair market value of our stock, which resulted in a $3.0 million charge related to outstanding options accounted for under variable accounting.

Depreciation and Amortization.    Depreciation and amortization expense increased $3.7 million, or 41%, to $12.8 million for the three months ended March 31, 2004 from $9.0 million for the three months ended March 31, 2003. The increase related primarily to the increase in network assets in service for the period. In-service base stations and switching equipment increased by 33% from the three months ended March 31, 2003. In addition, we had 177 more cell sites in service at March 31, 2004 than at March 31, 2003. We expect depreciation to continue to increase due to the additional cell sites and switches that we plan to place in service to meet future customer growth and usage.

Interest Expense.    Interest expense was $5.6 million for the three months ended March 31, 2004, compared to $1.8 million for the three months ended March 31, 2003. This increase was due to interest on our $150.0 million of 10 3/4% senior notes issued in September 2003.

Net Income.    Net income was $10.8 million for the three months ended March 31, 2004, compared to $9,000 for the three months ended March 31, 2003.

Set forth below is a summary of certain non-GAAP financial information for the periods indicated:

	Three Months Ended March 31,
	2003	2004	Change
Customers:
End of period	708,965	1,150,954	62%
Net additions	195,481	174,055	(11%)
Churn
Average monthly rate	3.5%	3.8%	9%
ARPU	$39.50	$40.00	1%
CPGA	104.97	96.74	(8%)
Adjusted EBITDA (In thousands)	11,210	39,126	249%

Customers.    Net customer additions were 174,055 for the three months ended March 31, 2004, bringing our total customers to 1,150,954 as of March 31, 2004, an increase of 62% over the customer total as of March 31, 2003. Since March 31, 2003, we have expanded our network, offered new handsets and service plans and expanded our distribution network. Although we have a limited operating history, we have historically generated the highest number of net customer additions during the first calendar quarter, with the second highest number being generated during the fourth calendar quarter. In addition, periods in which we have generated high numbers of net customer additions typically are followed by periods of higher churn. As a result, we expect our churn rate for the three months ending June 30, 2004 to be higher than we experienced during the three months ended March 31, 2004.

Churn.    The average monthly rate of customer turnover, or churn, was 3.8% and 3.5% for the three months ended March 31, 2004 and 2003, respectively. Average monthly churn represents (a) the number of customers who have been disconnected from our system during the measurement period less the number of customers who have reactivated service, divided by (b) the sum of the average monthly number of customers during such period.

Average Revenue Per User.    Average revenue per user, or ARPU, was $40.00 and $39.50 for the three months ended March 31, 2004 and 2003, respectively. ARPU represents (a) service revenues less activation revenues and E-911 charges for the measurement period, divided by (b) the average number of customers during such period, divided by (c) the number of months in such period. The $0.50, or 1%, increase in ARPU was primarily the result of the increase in customers electing the unlimited long distance service plan, offset in part by an increase in customers who did not pay for their service while in hotlined status. Revenue is only recognized for customers who pay for service. However, hotlined customers are included in our customer base until they are deactivated, and are therefore counted in the denominator of the ARPU calculation although there is no corresponding revenue recorded for these hotlined customers in the numerator. Once a customer is deactivated, they are removed from the customer base and no longer included in the denominator of the ARPU calculation. For more detail regarding our calculation of ARPU, refer to “—Reconciliation of Non-GAAP Financial Measures” below.

Cost Per Gross Addition.    Cost per gross addition, or CPGA, was $96.74 and $104.97 for the three months ended March 31, 2004 and 2003, respectively. The $8.23, or 8%, decrease was primarily the result of lower handset subsidies and spreading selling costs over a larger number of gross additions. CPGA is determined by dividing (a) selling expenses plus the total cost of equipment associated with transactions with new customers less activation revenues and equipment revenues associated with transactions with new customers during the measurement period by (b) gross customer additions during such period. Retail customer service expenses and equipment margin on handsets sold to existing customers, including handset upgrade transactions, are excluded, as these costs are incurred specifically for existing customers. For more detail regarding our calculation of CPGA, refer to “—Reconciliation of Non-GAAP Financial Measures” below.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization.    Adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, was $39.1 million and $11.2 million for the three months ended March 31, 2004 and 2003, respectively. For more detail regarding our calculation of adjusted EBITDA, refer to “—Reconciliation of Non-GAAP Financial Measures” below.

Liquidity and Capital Resources

The construction of our network and the marketing and distribution of our wireless communications products and services have required, and will continue to require, substantial capital investment. Capital outlays have included license acquisition costs, capital expenditures for network construction, funding of operating cash flow losses and other working capital costs, debt service and financing fees and expenses. We estimate that our aggregate capital expenditures for 2004, which will be primarily associated with our efforts to increase the capacity of our network, through the addition of call sites and switches, will be approximately $230 million, of which $49.2 million had been incurred through March 31, 2004. A portion of this amount includes the cost to begin the build out of our network for the newly acquired licensed areas in northern California. Such amount represents an increase of approximately $20 million from our prior estimate of 2004 capital expenditures, and is primarily due to additional network capacity requirements necessitated by the increased demand of adding more subscribers than planned whose average usage is higher than planned. We believe the increased service area and capacity will improve our service offering and thereby help us to attract additional customers and increase revenues. We believe our cash on hand and cash generated from operations will be sufficient to meet our projected capital requirements for the foreseeable future. Although we estimate that these funds will be sufficient to finance our continued growth, we may have additional capital requirements, which could be substantial, for future network upgrades, and advances in new technology.

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

Adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, average revenue per user, or ARPU and cost per gross addition, or CPGA, are an integrated set of non-GAAP financial measures utilized by our management to judge our operating performance. We believe these measures are important in understanding the performance of our operations from period to period, and although every company in the wireless industry does not define each of these measures in exactly the same way, we believe that these measures (which are common in the wireless industry) facilitate key operating performance comparisons with other companies in the wireless industry. The following tables reconcile our non-GAAP financial measures with our financial statements presented in accordance with GAAP.

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

The following table reconciles adjusted EBITDA to net cash provided by (used in) operating activities:

Adjusted EBITDA

	Three Months Ended March 31,
	2003	2004
Calculation of Adjusted EBITDA:
Net cash provided by (used in) operating activities	$(4,826)	$24,368
Interest expense, net of interest income	1,615	4,956
Bad debt expense	(749)	(433)
Accretion of asset retirement obligation	(25)	(79)
Non-cash interest	(784)	(688)
Deferred rent	(414)	(435)
Cost of abandoned cell sites	(477)	(183)
Working capital changes	16,870	11,620

Adjusted EBITDA	$11,210	$39,126

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

We utilize CPGA to assess the efficiency of our distribution strategy, validate the initial capital invested in our customers and determine the number of months to recover our customer acquisition costs. This measure also provides a gauge to compare our average acquisition costs per new customer to that of other wireless communications providers. Activation revenues and equipment revenues related to new customers are deducted from selling costs in this calculation as they represent amounts paid by customers at the time their service is activated, which reduce our acquisition cost of those customers. Additionally, equipment costs associated with existing customers, net of the related revenues, are excluded as this measure is intended to reflect only the acquisition costs related to new customers. The following table shows the calculation of CPGA for the periods indicated.

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

Item 4. Controls and Procedures

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

Management immediately began to implement steps to improve the capabilities and reliability of our financial and accounting systems in order to provide reasonable assurance that our financial statements would not contain a material misstatement. At that time, our Chief Financial Officer began devoting substantial additional attention to our revenue accounting function in order to augment the Controller’s increased focus on this area that had begun in July 2003. In September 2003, we hired a Director of External Reporting, which enabled our Controller to devote additional time to our revenue accounting function. In October 2003, we began a search for additional accounting personnel with relevant training and experience in this area. Management believes the increased attention by our Chief Financial Officer and our Controller during the second half of 2003 was sufficient to remediate any understaffing in our revenue accounting function. In December 2003, we hired a Vice President-Controller and a Director of Revenue Accounting, whose responsibilities include direct oversight and supervision of our revenue accounting function. These new personnel assumed their positions with us in early

January 2004. Although our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2003 and as of March 31, 2004, the addition of our new Vice President-Controller and our new Director of Revenue Accounting during our fiscal quarter ended March 31, 2004 is reasonably likely to materially affect our internal control over financial reporting by further enhancing that control.

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

In response to the lack of automation in our revenue reporting process, management made significant changes to our manual calculation and reconciliation processes to insure proper revenue reporting, including implementation of the following procedures by the end of the third quarter of 2003:

•	a more timely and complete monthly reconciliation of accounts receivable balances provided by our billing system to the corresponding balances in our general ledger and the related deferred revenue accounts;

•	monthly comparative analyses of our balance sheet account and income statement account trends, and monthly actual-to-budget variance analyses of income statement accounts;

•	monthly comparative analysis of revenues per customer compared to prior months and compared to budget, on both a market-by-market basis and a company-wide basis; and

Management evaluated the effectiveness of these additional manual processes through the following:

•	monthly reconciliation of cash received to recorded service revenues and deferred revenues;

•	analytical review and validation of financial, operating and liquidity measurements and their related trends against management’s expectations based on management’s knowledge of operations. These financial and operating measurements included adjusted EBITDA, customer counts, activations and deactivations which are considered in the calculation of revenue, and revenue per subscriber measurements that are derived from the revenue calculations;

•	review of monthly and annual results compared to budget;

•	review of the detailed reconciliation of the accounts receivable trial balance from the billing system to the appropriate accounts receivable and deferred revenue accounts in the general ledger;

•	inquiries of personnel preparing such reconciliations to insure these were comprehensive and included all appropriate accounts and all reconciling items were proper; and

•	analytical reviews of overall reconciliations of cash received to the recorded balances in service revenues and deferred revenue.

As a result of the additional manual processes and their evaluation by management, management and our auditors identified and recorded adjustments to our deferred revenue and service revenues accounts during the course of the preparation of the financial statements for the related periods. These adjustments totaled $665,000 for the three months ended March 31, 2004, or 0.5% of service revenues and 2.9% of income from operations for such period. These additional manual processes also resulted in reclassification entries on our balance sheet prior to its issuance to properly classify amounts between deferred revenue and other liability accounts related to taxes and other charges to customers.

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

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Because the material weakness relates primarily to the lack of automation in the revenue reporting function, our Chief Executive Officer and our Chief Financial Officer were able to conclude that, as a result of the implementation of the manual processes and other procedures enumerated above, our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2004.

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

General Controls and Procedures

The following procedures were in place and performed throughout the quarter:

•	review of monthly financial reports and reconciliations with appropriate accounting and finance personnel. These reviews include a discussion of the results of operations, including the validation of fluctuations in various line items in the financial statements;

•	monthly review of financial and operating measurements with corporate management and market personnel;

•	discussion of any known trends, events or uncertainties and information regarding market risk with appropriate level management personnel;

•	review of all communications from internal auditors and our independent registered public accounting firm;

•	determination that adequate personnel resources were in place and proper assignment of such resources were made for the preparation of the quarterly report on Form 10-Q;

•	meetings of the disclosure committee comprised of executive management and key operating personnel; and

•	held meetings with the audit committee of the board of directors to discuss the results of operations and new accounting guidance, and to review the filing, including a discussion of the disclosures and the material weakness.

Additionally, in conjunction with the March 31, 2004 quarterly close process we prepared a financial disclosure checklist to insure all applicable disclosures were adequately made.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14(a) under the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14(a) under the Securities Exchange Act.

**********

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MetroPCS, Inc.

Date: July 27, 2004	By:	/s/ Roger D. Linquist
Roger D. Linquist
President, Chief Executive Officer, Secretary and Chairman of the Board
(Principal Executive Officer)

Date: July 27, 2004	By:	/s/ J. Lyle Patrick
J. Lyle Patrick
Vice President and Chief Financial Officer
(Principal Financial Officer)